Form 10QSB
period 1996-03-31
BOARDWALK CASINO INC
filed 1996-05-14
CIK 915281

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  MARCH 31, 1996             Commission file number  1-12780
                  -----------------                                   ---------

                           BOARDWALK  CASINO, INC.
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

    STATE OF NEVADA                                     88-0304201
- - -----------------------                     -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

           3750 LAS VEGAS BOULEVARD SOUTH,   LAS VEGAS,  NEVADA       89109
- - -------------------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code                 (702) 735-2400
                                                              -----------------

- - --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes        X        No
                      -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:


                   Class                           Outstanding at March 31, 1996
       -----------------------------               -----------------------------
       Common Stock, $.001 par value                        6,453,600



Transitional Small Business Disclosure Format


               Yes                 No      X
                    -------             --------

                            BOARDWALK CASINO, INC.
                               BALANCE  SHEETS

                                    ASSETS

                                                                                   MARCH 31,      SEPTEMBER 30,
                                                                                      1996             1995
                                                                                 --------------  ----------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS..................................................  $    3,856,620   $    3,650,236
    RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNTS............................       2,276,452        1,464,008
    RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $14,550 AND
     $5,400....................................................................         179,340           31,087
    INVENTORY..................................................................          68,718           65,551
    PREPAID EXPENSES...........................................................         421,040          433,962
                                                                                 --------------  ----------------
        TOTAL CURRENT ASSETS...................................................       6,802,170        5,644,844
                                                                                 --------------  ----------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,219,420 and
 $3,340,364....................................................................      54,149,413       34,132,377
                                                                                 --------------  ----------------
OTHER ASSETS:
    Restricted cash equivalents, in escrow accounts............................       1,235,111       16,459,115
    Deferred costs, net of accumulated amortization of $162,105 and $79,714....       1,578,283        1,379,993
    Receivable from related party..............................................        -                  12,682
    Other......................................................................          22,237           65,000
                                                                                 --------------  ----------------
        Total other assets.....................................................       2,835,631       17,916,790
                                                                                 --------------  ----------------
        Total assets...........................................................  $   63,787,214   $   57,694,011
                                                                                 --------------  ----------------
                                                                                 --------------  ----------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...........................................................  $    1,487,154   $    1,150,830
    Construction accounts payable..............................................       4,707,156        2,904,205
    Accrued expenses...........................................................       1,638,740          765,434
    Accrued interest expense...................................................       3,040,305        2,600,297
    Current maturities of long-term debt.......................................       1,230,291           60,985
    Current maturities of contracts and notes payable..........................       3,118,499        1,739,625
                                                                                 --------------  ----------------
        Total current liabilities..............................................      15,222,145        9,221,376
                                                                                 --------------  ----------------
LONG-TERM DEBT, less current portion...........................................      39,203,973       36,015,110
CONTRACTS AND NOTES PAYABLE, less current portion..............................       1,009,553        2,841,016
                                                                                 --------------  ----------------
        Total liabilities......................................................      55,435,671       48,077,502
                                                                                 --------------  ----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 15,000,000 shares authorized, none
     issued....................................................................        -                -
    Common stock, $.001 par value; 15,000,000 shares authorized;
     6,453,600(1996) and 6,077,800(1995) issued and outstanding................           6,454            6,078
    Additional paid-in capital.................................................      17,772,363       15,893,784
    Accumulated deficit........................................................      (9,427,274)      (6,283,353)
                                                                                 --------------  ----------------
        Total shareholders' equity.............................................       8,351,543        9,616,509
                                                                                 --------------  ----------------
        Total liabilities and shareholders' equity.............................  $   63,787,214   $   57,694,011
                                                                                 --------------  ----------------
                                                                                 --------------  ----------------

                       See notes to financial statements.

                            BOARDWALK CASINO, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS                 SIX MONTHS
                                                                 ----------------------      ----------------------
FOR THE PERIODS ENDED MARCH 31,                                     1996        1995            1996        1995
                                                                 ----------  ----------      ----------  ----------
REVENUES:
    Casino.....................................................  $4,021,612  $  505,149      $6,416,988  $  949,921
    Rooms......................................................   1,197,210     732,833       1,961,918   1,520,426
    Food and beverage..........................................     669,357     315,239       1,220,894     612,552
    Other......................................................     159,273      50,777         218,585     104,381
                                                                 ----------  ----------      ----------  ----------
                                                                  6,047,452   1,603,998       9,818,385   3,187,280
                                                                 ----------  ----------      ----------  ----------
COSTS AND EXPENSES:
    Casino.....................................................   2,650,671     509,388       4,552,933     902,898
    Rooms......................................................     652,699     402,395       1,114,119     826,465
    Food and beverage..........................................     951,897     416,520       1,779,318     849,900
    Other......................................................      14,412      10,567          38,451      25,190
    Selling, general and administrative........................     931,382     334,556       1,780,674     648,210
    Depreciation and amortization..............................     494,128     190,428         967,769     374,149
                                                                 ----------  ----------      ----------  ----------
                                                                  5,695,189   1,863,854      10,233,264   3,626,812
                                                                 ----------  ----------      ----------  ----------
Income (loss) from operations..................................     352,263    (259,856)       (414,879)   (439,532)
                                                                 ----------  ----------      ----------  ----------
OTHER (INCOME) EXPENSE:
    Interest income............................................    (127,441)    (20,086)       (351,364)    (68,921)
    Interest expense...........................................   2,040,740      19,894       4,150,041     154,803
    Interest capitalized.......................................    (672,615)     -           (1,069,635)     -
                                                                 ----------  ----------      ----------  ----------
                                                                  1,240,684        (192)      2,729,042      85,882
                                                                 ----------  ----------      ----------  ----------
Income (loss) before income taxes..............................    (888,421)   (259,664)     (3,143,921)   (525,414)
Income tax provision (benefit).................................      -           -               -           -
                                                                 ----------  ----------      ----------  ----------
Net income (loss)..............................................  $ (888,421) $ (259,664)    $(3,143,921) $ (525,414)
                                                                 ----------  ----------      ----------  ----------
                                                                 ----------  ----------      ----------  ----------
INCOME (LOSS) PER SHARE OF COMMON STOCK
    Net income (loss) per share of common stock................  $     (.15) $     (.04)     $     (.52) $     (.09)
                                                                 ----------  ----------      ----------  ----------
                                                                 ----------  ----------      ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................   6,080,204   5,915,000       6,080,025   5,915,000
                                                                 ----------  ----------      ----------  ----------
                                                                 ----------  ----------      ----------  ----------

                       See notes to financial statements.

                                BOARDWALK CASINO, INC.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE SIX MONTHS ENDED MARCH 31,                                                      1996             1995
                                                                                   ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................  $    (3,143,921) $     (525,414)
                                                                                   ---------------  --------------
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization................................................          967,769         374,149
    Amortization of debt issue costs and discount................................          543,702          18,197
    Changes in operating assets and liabilities
      (Increase) decrease in receivables.........................................         (148,253)         35,997
      (Increase) decrease in inventory...........................................           (3,167)          5,090
      (Increase) decrease in prepaid expenses....................................           12,922         173,234
      Increase (decrease) in payables and accrued expenses.......................        3,452,589       1,011,178
  Net cash provided by operating activities......................................        1,681,641       1,092,431
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.........................................................      (19,776,565)     (6,089,152)
    (Increase) decrease in restricted cash equivalents...........................       12,947,552           -
    (Increase) decrease in other assets..........................................         (412,845)        (25,088)
                                                                                   ---------------  --------------
  Net cash used by investing activities..........................................       (7,241,858)     (6,114,240)
                                                                                   ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes and contracts payable............................       (2,519,054)       (169,721)
    Proceeds from borrowings, net of issuance costs..............................        5,140,755       1,000,000
    Principal payments of long-term debt.........................................         (198,063)       (142,120)
    Proceeds from issuance of common stock and warrants..........................        1,878,955           -
                                                                                   ---------------  --------------
  Net cash provided by financing activities......................................        4,302,593         688,159
                                                                                   ---------------  --------------
Net decrease in cash.............................................................       (1,257,624)     (4,333,650)
Cash and equivalents, beginning of period........................................        5,114,244       4,860,967
                                                                                   ---------------  --------------
Cash and equivalents, end of period..............................................  $     3,856,620  $      527,317
                                                                                   ---------------  --------------
                                                                                   ---------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.........................................................  $     1,125,591  $      288,654
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquisitions financed by contracts payable .............  $     1,208,240  $       91,742
  Discount associated with common stock and warrants issued with bridge loan
   financing.....................................................................          284,400         100,000

                       See notes to financial statements.

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION:

     Boardwalk Casino, Inc. (a Nevada corporation) ("BCI") operates a casino and a hotel (the "Boardwalk Hotel and Casino") in Las Vegas, Nevada.

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal
year ended September 30, 1995.   In the opinion of management, all
adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

2.   CASINO EXPANSION,  RELATED CONSTRUCTION OBLIGATIONS AND RESTRICTED CASH:

     The Company is currently completing in a three-phase project to expand and renovate its existing hotel and casino facilities (the "Expansion").

     Phase one of the Expansion was the renovation and refurbishment of the 202 existing hotel rooms, which was completed in May 1994 at an approximate cost of $2,100,000.

     Phase two of the Expansion was the renovation of the casino by expanding the casino floor space from 15,000 square feet to 33,000 square feet, and increasing the number of slot machines and table games. In addition, the renovated casino also features a full-service race and sports book. Phase two of the Expansion was substantially completed in September 1995 at an approximate cost of $13,924,000.

     Phase three of the Expansion is the development and construction of a new 16-story 456 room hotel tower, the completion of the 26,000 square foot second floor of the casino (buffet area and meeting rooms), the completion of 4,500 square foot meeting room space on the first floor of the tower, entertainment lounge and the construction of two parking garages.

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

2. CASINO EXPANSION, RELATED CONSTRUCTION OBLIGATIONS AND RESTRICTED CASH:(CONTINUED)

     A general contractor has been engaged for the construction activities relating to the hotel tower. Completion of phase three of the Expansion was substantially completed, excluding the buffet, meeting rooms and the suites on the 16th floor, by May 03, 1996 at an approximate cost of $27,588,000 of which $22,954,000 is subject to a fixed price construction contract. Of the total estimated construction cost, the Company has expended approximately $20,227,000 (excluding amounts in accounts payable) as of March 31, 1996, leaving an unexpended balance of approximately $7,361,000. The balance of the construction will be financed using funds which are classified as restricted cash equivalents in the accompanying balance sheet ($3,511,563 at March 31, 1996) and cash available from other sources more fully described in Note 3.

     The 16 story - 456 room hotel tower was opened in stages under a temporary certificate of occupancy permit as follows: 128 rooms on February 23, 1996, 96 rooms on March 15, 1996, 64 rooms on March 22, 1996, 88 rooms on April 5, 1996 and 64 rooms on May 3, 1996. By May 3, 1996, 440 additional rooms were added to the previously existing 202 rooms, making a total of 642 rooms available. The remaining 16th floor, comprised of suites, is expected to be available for occupancy by June 1996.

     On December 22, 1995, the first of two parking garages, consisting of 550 spaces, was available for complete use. The second garage, consisting of 440 spaces, was available for complete use on May 3, 1996.

     On November 28, 1995, the 105-seat Lighthouse Lounge opened, starring "The Unknown Comic."

3.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:

     The results of operations for six months ended March 31, 1996 reflect the negative impact of costs associated with opening a new facility, slightly offset by increased revenues late in the period due to the expanded facilities. The Company incurred a net operating loss of $414,879 in the first six months of 1996 compared to an operating loss in the prior year of $439,532, a decrease in the net operating loss by $24,653.

     The parking garage usage was limited to the first four floors during October and November 1995, which was able to accommodate employees and construction personnel only. The first parking garage was opened to the public in December 1995, but management expects that parking will continue to be inconvenient for the Boardwalk's patrons until the second parking garage is completed in May 1996.

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

3.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:(CONTINUED)

     Management expects to generate cash from operations in the third and fourth quarters of 1996 from the new hotel facilities and related increase in casino business resulting under its expansion program, as more fully described in Note
2. In addition, the Company has commenced plans for an equity private placement of approximately 75 units (each unit consisting of 10,000 shares of common stock and 5,000 warrants) for total proceeds of approximately $4,800,000, to be completed during the third fiscal quarter.

     There can be no assurance that such stock placement will be successful, and management of the Company has therefore arranged for up to $5,000,000 of available working capital borrowings. The Company has received a written commitment from its majority shareholder and CEO for up to $2,000,000 of uncollateralized borrowings to be available on an as-needed basis through December 31, 1996. Such borrowings will be made on terms no less favorable than the Company's existing financing arrangements. As of March 31, 1996 the Company had borrowed $1,000,000 (as more fully described in Note 5), with an additional $100,000 and $250,000 borrowed April 2, 1996 and April 15, 1996, respectively. The new agreements (promissory note and warrant agreement) were dated April 1, 1996 and provided 50,000 warrants with an anticipated original issue discount of $100,000, to be amortized over the six months the note is outstanding.

     The balance of $3,000,000 has been made available by a group of private investors who have provided other short-term financing to the Company during 1995. Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1996 on terms similar to those of the Company's existing short-term borrowings. As of March 31, 1996 the Company had
not borrowed any funds under the short-term arrangements.   On April 1, 1996 the
Company borrowed $500,000 and an additional $200,000 on April 4, 1996.

     In April 1995, the Company completed a $40,000,000 debt financing of the BCI Notes, which resulted in an annual debt service requirement, excluding principal, of approximately $6,600,000. At March 31, 1996 the Company owed $3,300,000 in interest on the $40,000,000 debt. The Company made the payment of the $3,300,000 as follows: (i) $350,744 was wired from the restricted cash account March 29, 1996 (ii) $500,000 was wired on April 1, 1996 from a private investor for consideration of a Company issued promissory note and
(iii) the remaining portion of the payment was in part raised by the receipt of proceeds from the exercise of 375,000 warrants on March 29, 1996 which provided $1,874,985.

     Management believes that the combination of cash flows from operations and the proceeds from the private placement of common stock (or the available borrowing

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

3.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:
    (CONTINUED)

capacity, if such placement is not completed) are sufficient to meet the Company's obligations as they become due during the remaining portion of fiscal 1996.

     During the second quarter of 1996, the Company retained Brenner Securities to study a number of alternatives, including a recapitalization or restructuring of the Company, possible joint venture opportunities, a sale or merger. There can be no assurance that the Company will be successful in completing an extraordinary transaction.

4.   INCOME (LOSS) PER COMMON SHARE:

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Warrants and options to purchase common stock which were issued in 1994 and 1995 were excluded from the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

5.   LOANS, NOTES AND EQUIPMENT FINANCED PURCHASES AND OBLIGATIONS:

PROMISSORY NOTES

     In November 1995 the Company executed a $600,000, 10% uncollateralized promissory note. Principal and interest are due upon maturity of the note in May 1996. Proceeds from the note were used for general working capital purposes.

     In December 1995 the Company executed a $1,250,000, 12.5% promissory note collateralized by casino equipment of the Company. The note calls for monthly payments of $41,817, including interest, through November 1998. Proceeds from the note were utilized to extinguish the existing obligations on the equipment collateralizing the note and for general working capital purposes.

     On January 10, 1996 the Company executed a $500,000, 12% uncollateralized promissory note to its majority shareholder and CEO and utilized the funds to repay existing indebtedness. On March 29, 1996 the Company received additional proceeds of $500,000 and reissued a modified uncollateralized promissory note for $1,000,000 at 12%, (payable the earlier of the completion of the proposed private placement equity offering or September 30, 1996).

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

5.   LOANS, NOTES AND EQUIPMENT FINANCED PURCHASES AND OBLIGATIONS: (CONTINUED)

REFINANCING  AGREEMENT

     In November 1995 the Company negotiated an agreement to settle construction overages on the casino whereby the Company will issue a $482,000, 12% promissory note with principal due May 1996 and interest due monthly.

SLOT MACHINE PURCHASE

     In October 1995, the Company purchased an additional 20 slot machines. The machines have been financed with a $144,651, prime plus 3%, promissory note with no payments due the first three months and monthly principal payments of $6,888 through August 1996; then principal and interest payments through November 1997.

     In October 1995, the Company purchased an additional 397 slot machines. The machines have been financed with a $2,574,456, prime plus 3%, promissory note with monthly principal payments of $107,269 through August 1996; then principal and interest payments through November 1997. Principal was paid down by $700,000 by the proceeds from a subsequent promissory note in January 1996.

     In January 1996, the Company executed a $700,000, 12.5% promissory note collateralized by 111 slot machines of the Company. The note calls for monthly payments of $6,708 for months 1 through 4 and $23,411, including interest for the remainder of the payments through May 1999. Proceeds from the note were applied towards the original purchase of the 397 slot machines.

FURNITURE, FIXTURES AND EQUIPMENT

     The Company executed a capital lease agreement of $1,750,000 for hotel furniture, fixtures and equipment with 36 monthly payments of $57,943 beginning in January 1996 and utilized the funds to repay existing indebtedness. As of March 31, 1996 the Company had borrowed $1,413,533 of the $1,750,000.

6.   SUBSEQUENT EVENTS:

     The Company on April 1, 1996 modified an existing $400,000 promissory note upon receipt of an additional $200,000 by issuing a $600,000 12% installment note, payable in 36 equal monthly installments of principal and interest of $21,035.

                           BOARDWALK  CASINO, INC.
                  NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

6.   SUBSEQUENT EVENTS:(CONTINUED)

     On April 2, 1996 the Company executed a $100,000, 10% uncollateralized promissory 90 day demand note to the majority shareholder and CEO with interest only due until maturity.

     The Company issued a seven month, $500,000 promissory note on April 1, 1996 for consideration of proceeds wired directly to financial institution for partial payment on outstanding accrued bond interest. On April 1, 1996, 25,000 warrants were issued with an anticipated original issue discount of $50,000, to be amortized over the seven months the note is outstanding.

     On April 15, 1996 the Company executed a $250,000, 10% uncollateralized promissory 90 day demand note to the majority shareholder and CEO with interest only.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The Company is currently engaged in a three-phase project to expand and renovate its existing hotel and casino facilities (the "Expansion").

     Phase one of the Expansion is the renovation and refurbishment of the 202 existing hotel rooms, which was completed in May 1994 at an approximate cost of $2,100,000.

     Phase two of the Expansion is the renovation of the casino by expanding the casino floor space from 15,000 square feet to 33,000 square feet, and increasing the number of slot machines and table games. In addition, the renovated casino also features a full-service race and sports book. Phase two of the Expansion was substantially completed in September 1995 at an approximate cost of $13,924,000.

     Phase three of the Expansion is the development and construction of a new 16-story 456 room hotel tower, the completion of the 26,000 square foot second floor of the casino (buffet area and meeting rooms), the completion of 4,500 square feet of meeting room space on the first floor of the tower, entertainment lounge and the construction of two parking garages.

     A general contractor has been engaged for the construction activities relating to the hotel tower. Completion of phase three of the Expansion was substantially completed, excluding the buffet, meeting rooms and the suites on the 16th floor, by May 03, 1996 at an approximate cost of $27,588,000 of which $22,954,000 is subject to a fixed price construction contract. Of the total estimated construction cost, the Company has expended approximately $20,227,000 (excluding amounts in accounts payable) as of March 31, 1996, leaving an unexpended balance of approximately $7,361,000. The balance of the construction will be financed using funds which are classified as restricted cash equivalents in the accompanying balance sheet ($3,511,563 at March 31, 1996) and cash available from other sources.

     The 16 story - 456 room hotel tower was opened in stages under a temporary certificate of occupancy permit as follows: 128 rooms on February 23, 1996, 96 rooms on March 15, 1996, 64 rooms on March 22, 1996, 88 rooms on April 5, 1996 and 64 rooms on May 3, 1996. By May 3, 1996, 440 additional rooms were added to the previously existing 202 rooms, making a total of 642 rooms available. The remaining 16th floor, comprised of suites, is be available for occupancy by June 1996.

     On December 22, 1995, the first of two parking garages, consisting of 550 spaces, was available for complete use. The second garage, consisting of 440 spaces, was available for complete use on May 3, 1996.

     On November 28, 1995, the 105 seat Lighthouse Lounge opened starring "The Unknown Comic."

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     The Company's income from operations was $352,263 for the second quarter in fiscal 1996 compared to a operating loss of $259,856 for the same period in fiscal 1995. The $612,119 increase in operating income is primarily due to a greater increase in revenues than the associated increase in costs and expenses. The second quarter revenues were $6,047,452 compared to $1,603,998 for the same period in fiscal 1995 an increase of 277% ($4,443,454). Total costs and expenses increased 206% ($3,831,335) to $5,695,189 for the second quarter in fiscal 1996, from $1,863,854 during the same period in fiscal 1995.

CASINO OPERATIONS

     Gaming revenues increased 696% ($3,516,463) to $4,021,612 for the second quarter in fiscal 1996, from $505,149 when compared to the same period in fiscal
1995.    The increase was due to: (i) a full quarter of race and sports book activity that generated $1,939,283 in revenue in fiscal 1996 compared to none to fiscal 1995, (ii) increased slot machine revenue of $1,118,100 and (iii) increased table game revenue generated an additional $459,080.

     Casino expenses increased 420% (2,141,283) to $2,650,671 for second quarter
in fiscal 1996 from $509,388 for the same period of 1995.   The increase in
casino expenses were due to: (i) a new race and sports department which was open for the entire quarter with $1,169,097 in additional expense, (ii) additional casino personnel were added to service the expanded casino facilities which increased related wages, taxes and benefits by $512,897, (iii) additional slot machines, table games increased the gaming taxes and participation expenses of $299,018, (iv) the cost of providing complimentary services increased $100,642 and (v) a new promotions department was added at a cost of $44,149.

HOTEL OPERATIONS

     Room revenues increased $464,377 or 63%, to $1,197,210 for the second quarter 1996 from $732,833 for the comparable quarter in fiscal 1995. The completion of several floors of the new hotel tower during the second quarter 1996 added 7,204 additional room nights available for rental. This resulted in a 40% increase of available room nights from the 18,180 room nights available in the second quarter 1995 with occupied rooms increasing 8,250 room nights or 75% increase, in the second quarter 1996. The increase in the room nights sold was offset by a $4.54 decrease in average daily room rate to $62.32 for the second quarter 1996 from $66.86 for the same period 1995.

     Hotel expenses increased $250,304 or 62%, to $652,699 for second quarter 1996 from $402,395 for the same period in 1995. The increase in hotel expenses were due to:

(i) hotel personnel was increased to service the additional rooms and patrons at an additional cost of $172,962, (ii) franchise fees on increased room revenues accounted for $30,185, room supplies, laundry and travel agent commissions increased to serve to additional room nights sold.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased $354,118 or 112%, to $669,357 for the second quarter 1996 from $315,239 for the comparable quarter in fiscal 1995. This increase corresponds to the increased restaurant and bar facilities to serve patrons and increased room nights sold provided additional hotel guests.

     Food and beverage expenses increased $535,377, or 129%, to $951,897 for second quarter 1996 from $416,520 for the same period of fiscal 1995. The increase in restaurant expenses were due to: (i) an increase in personnel to staff additional facilities at a cost of $328,149 (ii) the remaining increase is the cost for the increased food and beverage sales.

OTHER REVENUES

     Other revenues increased $108,496, or 131%, to $159,273 for second quarter 1996 from $50,777 for the same period of fiscal 1995. The increase of other revenues consist principally of fees for telephone calls from guest rooms, rental fees for retail space and incidental vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $596,826, or 178%, to $931,382 for second quarter of fiscal 1996 from $334,556 for the same period of fiscal 1995. The increase was due primarily to (i) additional corporate staff salaries and benefits of $358,674, (ii) increase in utility expense by $104,676, (iii) repairs and maintenance of the facility increased $73,975, (iv) additional operating leases totaling $45,225 and (v) property and liability insurance and printing and stationery account for the remaining increase.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $494,128 in the second quarter of fiscal 1996, reflecting a $303,700 (159%) increase over the second quarter of
fiscal 1995 amount of $190,428.   The increase is due to the completions of the
new facility and the first parking
garage and the acquisitions of additional furnishings and fixtures, restaurant equipment, slot machines and casino related equipment.

OTHER INCOME AND EXPENSES

     Interest income increased 534%, ($107,355) to $127,441 for the second quarter 1996 from $20,086 due to the Company's investment of the proceeds from the issuance of the BCI Notes in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

     The Company invested approximately $30,652,000 of net proceeds from the BCI Notes in high-quality marketable securities (consisting principally of U.S. treasury securities and short-term corporate commercial paper) pending disbursements in connection with the Expansion. As of December 31, 1995 and March 31, 1996, approximately $15,200,000 and $3,511,563 respectively, of these proceeds continued to be held by a trustee pending disbursement for construction expenditures, in accordance with the terms of the BCI Notes Indenture. Management expects the amount to decrease substantially in 1996, as funds are used to pay for the remaining portion of phase three of the Expansion.

     Interest expense increased to $2,040,740 in the second quarter of fiscal 1996 from $19,894 in the second quarter of fiscal 1995. Approximately $672,615 of interest was capitalized in the second quarter of fiscal year 1996 in connection with the Expansion. No interest was capitalized in the second quarter of fiscal year 1995.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

     The Company's loss from operations decreased 6% ($24,653) to an operating loss of $414,879 for the first half of fiscal 1996, from an operating loss of $439,532 when compared to the same period in fiscal 1995. The decrease in operating loss is primarily due to revenues increasing 208% ($6,631,105) to $9,818,385 for the first half of fiscal 1996, from $3,187,280 during the same period in fiscal 1995. Costs and expenses increased by 182% ($6,606,452) to $10,233,264 for the first half of fiscal 1996 from $3,626,812 when compared to the same period in fiscal 1995.

CASINO OPERATIONS

     Gaming revenues increased 576% ($5,467,067) to $6,416,988 for the first half of fiscal 1996, from $949,921 when compared to the same period in fiscal 1995. The increase in revenue was due to: (i) five and a one-half months of race and sports book activity that generated $2,761,053 of revenue in fiscal 1996 compared to none to fiscal 1995, (ii) increased slot machine revenue of $1,973,154 and (iii) increased table game revenue of $732,860.

     Casino expenses increased 404% ($3,650,035) to $4,552,933 for first half 1996 from $902,898 for the same period of 1995. The increase in casino expenses was due to: (i) a new race and sports department which was open for five and one-half months of the period with $1,702,973 in additional expense,
(ii) increased wages, benefits and taxes by $979,985 for the additional casino personnel necessary to support the expanded facilities, (iii) additional slot machines, table games increased the gaming taxes and participation expenses of $524,021, (iv) the cost of providing complimentary services increased $272,183 and (v) a new promotions department was added at a cost of $107,365.

HOTEL OPERATIONS

     Room revenues increased $287,654 or 35%, to $1,114,119 for the first half of 1996 from $826,465 for the comparable period in fiscal 1995. The completion of several floors of the new hotel tower during the second quarter 1996 added 7,204 additional room nights available for rental. This resulted in a 20% increase of available room nights from the 36,764 room nights available in the first six months of fiscal 1995. Occupied rooms increasing 7,700 room nights or 35% increase in the first six months of fiscal 1996.
The increase in the room nights sold was offset by a $2.81 decrease in average daily room rate to $65.47 for the first half of 1996 from $68.28 for
the same period 1995.   Hotel expenses increased $287,654 or 35%, to $826,465
for first half of 1996 from $826,465 for the same period of 1995. The increase in hotel expenses was due to (i) an increase in hotel personnel to service the additional rooms and patrons at an additional cost of $239,257,
(ii) increased franchise fees of $18,698 and (iii) increased room supplies, laundry and travel agent commissions due to the additional room nights sold.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased $608,342 or 99%, to $1,220,894 for the first six months of 1996 from $714,644 for the comparable period in fiscal 1995. This increase corresponds to the expanded restaurant and bar facilities constructed to serve the additional hotel guests.

     Food and beverage expenses increased $929,418, or 209%, to $1,779,318 for first six months of fiscal 1996 from $849,900 for the same period of fiscal 1995. The increase in restaurant expenses was due to: (i) an increase in personnel to staff, the expanded facilities at a cost of $669,355 and (ii) the cost of the increased food and beverage sales.

OTHER REVENUES

     Other revenues increased $114,204 or 52%, to $218,585 for first six months of fiscal 1996 from $104,381 for the same period of fiscal 1995. The increase of other revenues consist principally of fees for telephone calls from guest rooms, rental fees for retail space and incidental vending revenues.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $967,769 in the first six months of fiscal 1996, reflecting a $593,620 (159%) increase over the first six months of
fiscal 1995 amount of $374,149.   The increase is due to the completions of the
new facility and the first parking garage and the acquisitions of additional furnishings and fixtures, restaurant equipment, slot machines and casino related equipment.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $1,132,464, or 175%, to $1,780,674 for first half of fiscal 1996 from $648,210 for the same period of fiscal 1995. The increase was due primarily to (i) additional corporate staff salaries and benefits of $682,953, (ii) an increase in utility expense of $189,867, (iii) repairs and maintenance of the facility increased $147,911, (iv) additional operating leases totaling $58,041 and (v) increases in property and liability insurance and printing and stationary costs.

OTHER INCOME AND EXPENSES

     Interest income increased 410%, ($282,443) to $351,364 in the first six months of fiscal 1996 from $68,921 due to the Company's its investment of the proceeds from the issuance of the BCI Notes in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

     The Company invested approximately $30,652,000 of net proceeds from the BCI Notes in high-quality marketable securities (consisting principally of U.S. treasury securities and short-term corporate commercial paper) pending disbursements in connection with the Expansion. As of September 30, 1995 and March 31, 1996, approximately $17,923,123 and $3,511,563 respectively, of these proceeds continued to be held by a trustee pending disbursement for construction expenditures, in accordance with the terms of the BCI Notes Indenture. Management expects the amount to decrease substantially in 1996, as funds are used to pay for the remaining portion of phase three of the Expansion.

     Interest expense increased to $3,995,238 in the first six months of fiscal 1996 from $154,803 in the first six months of fiscal 1995. Approximately $1,069,635 of interest was capitalized in the first half of fiscal year 1996 in connection with the Expansion. No interest was capitalized in the first half of fiscal year 1995.

INCOME TAX PROVISION

     No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expected no significant source of cash flow from operations during the first six months of fiscal year ended 1996 to service the increased interest obligation related to the BCI Notes.

     Management expects to generate cash from operations in the third and fourth quarters of 1996 from the new hotel facilities and related increase in casino business resulting under its expansion program, as more fully described
in   Note 2. In addition, the Company has commenced plans for an equity private placement of approximately 75 units (each unit consisting of 10,000 shares of common stock and 5,000 warrants) for total proceeds of approximately $4,800,000, to be completed during the second half of 1996.

     There can be no assurance that such stock placement will be successful, and management of the Company has therefore arranged for up to $5,000,000 of available working capital borrowings. The Company has received a written commitment from its majority shareholder and CEO for up to $2,000,000 of uncollateralized borrowings to be available on an as-needed basis through December 31, 1996. Such borrowings will be made on terms no less favorable than the Company's existing financing arrangements. As of March 31, 1996 the Company had borrowed $1,000,000, with an additional $100,000 and $250,000 borrowed on April 2, 1996 and April 15, 1996, respectively.

     The balance of $3,000,000 has been made available by a group of private investors who have provided other short-term financing to the Company during 1995. Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1996 on terms similar to those of the Company's existing short-term borrowings. As of March 31, 1996 the Company had
not borrowed any funds under the short-term arrangements.   On April 1, 1996 the
Company borrowed an additional $500,000 and $200,000 on April 4, 1996. The proceeds were wired directly for use on covering the interest due on the BCI Notes.

     In April 1995, the Company completed a $40,000,000 debt financing of the BCI Notes, which resulted in an annual debt service requirement, excluding principal, of approximately $6,600,000. At March 31, 1996 the Company owes $3,300,000 in interest on the BCI Notes. The Company made the payment of the $3,300,000 as follows: (i) $350,744 was wired from the restricted cash account March 29, 1996 (ii) the Company issued on April 1, 1996 a check for $2,449,256 and (iii) $500,000 was wired on April 1, 1996 from a private
investor for consideration of a Company issued promissory note.   The Company
issued check for $2,449,256 was covered in part by the receipt of proceeds from the exercise of 375,00 warrants March 29, 1996 which provided $1,874,985.

     Management believes that the combination of cash flows from operations and the proceeds from the private placement of common stock (or the available borrowing capacity, if such placement is not completed) are sufficient to meet the Company's obligations as they become due during fiscal 1996.

     The Company completed several refinancing transactions relating to its
short-term obligations.   In November 1995, the Company converted
approximately $482,000 in accounts payable into a 12% promissory note due May 1996. In November 1995, The Company also executed a $600,000, 10% uncollateralized promissory note due May 1996, the proceeds of which were used for general working capital purposes. In December 1995, the Company executed a $1,250,000, 12.5% note payable transaction with a financing company, collateralized by existing casino equipment. Proceeds from the note (which is due in monthly installments through November 1998) were used to extinguish existing current payable obligations on the equipment and for general working capital purposes. In January 1996, the Company also entered into an agreement with GIAC to provide for $1,750,000 of capitalized lease financing for certain hotel furniture and fixtures. Under the terms of the BCI Notes Indenture (which were modified to allow for this transaction), the Company was able to utilize this capitalized lease agreement to release $2,071,000 of construction funds held by the trustee which had been budgeted for the purchase of the related hotel equipment. The Company used the $2,071,000 and the proceeds from a $500,000, 12% uncollateralized promissory note payable to its majority shareholder and CEO (payable no later than September 30, 1996) to repay a $2,400,000 note payable which was originally due on December 27, 1995 and extended to January 10, 1996.

     During the second quarter of 1996, the Company retained Brenner Securities to study a number of alternatives, including a recapitalization or restructuring of the Company, possible joint venture opportunities, a sale or merger. There can be no assurance that the Company will be successful in completing an extraordinary transaction.

                           BOARDWALK CASINO, INC.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Annual meeting of shareholders held March 13, 1996.

    (b) All five directors of the Company were nominated and elected March 13, 1996 as follows: Norbert W. Jansen, Avis P. Jansen, Louis J. Sposato, James Scibelli and Keven J. Picardo.

    (c)  Four matters were voted upon at the annual meeting as follows:


         Proposal 1:  Election of  Directors

         N. Jansen         For:  5,414,695        Withhold:    12,069
         A. Jansen         For:  5,415,095        Withhold:    11,669
         L. Sposato        For:  5,416,195        Withhold:    10,569
         J. Scibelli       For:  5,416,195        Withhold:    10,569
         K. Picardo        For:  5,416,195        Withhold:    10,569


         Proposal 2:  To approve the 1994 Stock Compensation Plan Amendment
            Proposal.

                         For:          4,425,425
                         Against          83,112
                         Abstain          33,350
                         Not Voted       884,877


         Proposal 3:  To approve the Outside Directors Stock Option Plan
            Amendment Proposal.

                         For:          4,663,628
                         Against          53,575
                         Abstain          28,400
                         Not Voted       681,161

         Proposal 4: To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants and auditors for the Corporation for the year ending September 30, 1996.

                         For:           5,416,364
                         Against            6,200
                         Abstain            4,200
                         Not Voted            -0-


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BOARDWALK CASINO, INC.
                                       ---------------------------------------
                                                     Registrant



Date  05/09/96                                    Norbert W. Jansen
                                       ---------------------------------------
                                                  Norbert W. Jansen
                                              Chief Executive Officer
                                             and Chairman of the Board
                                                    of Directors


Date  05/09/96                                     Louis J. Sposato
                                       ---------------------------------------
                                                   Louis J. Sposato
                                               Chief Financial Officer