Form 10QSB
period 1996-06-30
BOARDWALK CASINO INC
filed 1996-08-14
CIK 915281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  JUNE 30, 1996         Commission file number    1-12780
                   ----------------                               -----------

                             BOARDWALK  CASINO, INC.
- -----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

   STATE OF NEVADA                                     88-0304201
- -------------------------                  ----------------------------------
 (State of incorporation)                 (I.R.S. Employer Identification No.)

         3750 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS,  NEVADA        89109
- -----------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code          (702) 735-2400
                                                    -----------------------

- -----------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                        if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes        X        No
                     ----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:


           Class                            Outstanding at June 30, 1996
- ------------------------------              ----------------------------
Common Stock, $.001 par value                          6,608,000



Transitional Small Business Disclosure Format


               Yes                 No       X
                     ----------        -----------

                           BOARDWALK CASINO, INC.
                              BALANCE SHEETS

                                  ASSETS

                                                                                JUNE 30,          SEPTEMBER 30,
                                                                                  1996                1995
                                                                              ------------        -------------
                                                                               (UNAUDITED)
  CURRENT ASSETS:
     Cash and cash equivalents ........................................        $ 1,670,618        $  3,650,236
     Restricted cash equivalents, in escrow accounts ..................              -               1,464,008
     Receivables, net of allowance for doubtful
         accounts of $15,150 and $5,400................................            200,777              31,087
     Inventory ........................................................            122,583              65,551
     Prepaid expenses .................................................            620,283             433,962
                                                                              ------------        ------------
           Total current assets .......................................          2,614,261           5,644,844
                                                                              ------------        ------------
  PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $4,778,669 and $3,340,364                                  54,878,677          34,132,377
                                                                              ------------        ------------
  OTHER ASSETS:
     Restricted cash equivalents, in escrow accounts ..................            900,980          16,459,115
     Deferred costs, net of accumulated amortization
         of $197,732 and $79,714.......................................          1,428,971           1,379,993
     Receivable from related party ....................................              -                  12,682
     Other ............................................................             25,691              65,000
                                                                              ------------        ------------
           Total other assets .........................................          2,355,642          17,916,790
                                                                              ------------        ------------
           Total assets ...............................................       $ 59,848,580        $ 57,694,011
                                                                              ------------        ------------
                                                                              ------------        ------------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts payable .................................................       $  1,512,894        $  1,150,830
     Construction accounts payable ....................................            745,671           2,904,205
     Accrued expenses .................................................          1,919,324             765,434
     Accrued interest expense .........................................          1,733,549           2,600,297
     Current maturities of long-term debt .............................          1,106,786              60,985
     Current maturities of contracts and notes payable ................          3,881,601           1,739,625
                                                                              ------------        ------------
           Total current liabilities ..................................         10,899,825           9,221,376
                                                                              ------------        ------------

  LONG-TERM DEBT, less current portion ................................         38,984,050          36,015,110

  CONTRACTS AND NOTES PAYABLE less current portion ....................            941,432           2,841,016
                                                                              ------------        ------------
           Total liabilities ..........................................         50,825,307          48,077,502
                                                                              ------------        ------------

  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 15,000,000 shares
         authorized, none issued ......................................              -                  -
     Common stock, $.001 par value; 15,000,000 shares
         authorized; 6,608,000 (1996) and 6,077,800 (1995)
         issued and outstanding .......................................              6,608               6,078
     Additional paid-in capital .......................................         18,900,429          15,893,784
     Accumulated deficit ..............................................         (9,883,764)         (6,283,353)
                                                                              ------------        ------------
           Total shareholders' equity .................................          9,023,273           9,616,509
                                                                              ------------        ------------
           Total liabilities and shareholders' equity .................       $ 59,848,580        $ 57,694,011
                                                                              ------------        ------------
                                                                              ------------        ------------

                     See notes to financial statements.

                           BOARDWALK CASINO, INC.
                   STATEMENTS OF OPERATIONS (UNAUDITED)


FOR THE PERIODS ENDED JUNE 30
                                                                     THREE MONTHS                    NINE MONTHS
                                                             ----------------------------     ----------------------------
                                                                 1996             1995            1996             1995
                                                             ------------   -------------     ------------    ------------
 REVENUES:
      Casino ............................................    $ 4,818,014     $    515,499     $ 11,235,002     $ 1,465,420
      Rooms .............................................      2,454,794          688,386        4,416,712       2,208,812
      Food and beverage .................................        844,401          316,692        2,065,295         929,244
      Other .............................................        296,920           42,601          515,505         146,982
                                                             -----------    -------------     ------------    ------------
                                                               8,414,129        1,563,178       18,232,514       4,750,458
                                                             -----------    -------------     ------------    ------------
 COSTS AND EXPENSES:
      Casino ............................................      2,927,170          514,389        7,480,104       1,417,287
      Rooms .............................................      1,114,797          405,762        2,228,916       1,232,227
      Food and beverage .................................      1,121,911          411,676        2,901,228       1,261,576
      Other .............................................         73,693           20,800          112,144          45,990
      Selling, general and administrative ...............      1,322,817          874,546        3,103,491       1,522,756
      Depreciation and amortization .....................        675,196          232,292        1,642,965         606,441
                                                             -----------    -------------     ------------    ------------
                                                               7,235,584        2,459,465       17,468,848       6,086,277
                                                             -----------    -------------     ------------    ------------

 Income  (loss) from operations .........................      1,178,545         (896,287)         763,666      (1,335,819)
                                                             -----------    -------------     ------------    ------------
 Other (income) expense:
      Interest income ...................................        (34,974)        (313,435)        (386,338)       (382,356)
      Interest expense ..................................      1,856,439        1,688,123        6,006,479       1,976,777
      Interest capitalized  .............................       (186,429)        (605,938)      (1,256,064)       (739,789)
      Loss on disposal of fixed assets ..................           -             878,512            -             878,512
                                                             -----------    -------------     ------------    ------------
                                                               1,635,036        1,647,262        4,364,077       1,733,144
                                                             -----------    -------------     ------------    ------------

 Income (loss) before income taxes.......................       (456,491)      (2,543,549)      (3,600,411)     (3,068,963)
 Income tax provision (benefit) .........................           -               -                               -
                                                             -----------    -------------     ------------    ------------
 Income (loss) before extraordinary item ................       (456,491)      (2,543,549)      (3,600,411)     (3,068,963)

 Extraordinary item-loss on early
    retirement of debt, net of applicable
    income tax benefit ..................................           -             (54,029)            -            (54,029)
                                                             -----------    -------------     ------------    ------------

 Net income (loss) ......................................    $  (456,491)    $ (2,597,578)    $ (3,600,411)   $ (3,122,992)
                                                             -----------    -------------     ------------    ------------
                                                             -----------    -------------     ------------    ------------
 INCOME (LOSS) PER SHARE OF COMMON STOCK
      Income (loss)  before extraordinary item  .........    $      (.07)    $       (.43)    $       (.58)   $       (.52)

      Extraordinary item-loss on early
         retirement of debt, net of applicable
         income tax benefit .............................         -                  (.01)           -                (.01)
                                                             -----------    -------------     ------------    ------------
                                                             $      (.07)    $       (.44)    $       (.58)   $       (.53)
                                                             -----------    -------------     ------------    ------------
                                                             -----------    -------------     ------------    ------------
 WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING .................................      6,503,820        5,915,000        6,222,142       5,915,000
                                                             -----------    -------------     ------------    ------------
                                                             -----------    -------------     ------------    ------------


                           See notes to financial statements.

                           BOARDWALK CASINO, INC.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)



NINE MONTHS ENDED JUNE 30,
                                                                                                1996               1995
                                                                                           ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .................................................................       $ (3,600,411)      $(3,122,992)
                                                                                           ------------       -----------
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization  ...................................................          1,636,037           606,441
  Amortization of debt issue costs and discount ....................................            543,702           136,862
  Loss on early retirement of debt .................................................              -                54,029
  Loss on disposal of fixed assets .................................................              -               878,512
  Assessments on real estate .......................................................              -               355,556
  Changes in operating assets and liabilities
   (Increase) decrease in  receivables .............................................           (169,690)           29,689
   (Increase) decrease in inventory ................................................            (57,032)            2,983
   (Increase) decrease in prepaid expenses .........................................           (186,321)           14,467
   Increase (decrease) in payables and accrued expenses ............................         (1,797,044)        2,133,076
                                                                                           ------------       -----------
 Net cash provided (used) by operating activities ..................................         (3,630,759)        1,088,623
                                                                                           ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................        (19,859,678)      (13,846,107)
  (Increase) decrease in  restricted  cash..........................................         17,022,143       (23,674,499)
  (Increase) decrease in deferred costs ............................................           (246,710)         (125,855)
  (Increase) decrease in other assets ..............................................             51,991            57,404
                                                                                           ------------       -----------
 Net cash provided (used) by investing activities ..................................         (3,032,254)      (37,589,057)
                                                                                           ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of notes and contracts payable ................................         (2,836,353)       (1,224,594)
  Proceeds from borrowings, net of issuance costs ..................................          5,027,893        39,652,430
  Principal payments of long-term debt .............................................           (515,320)       (4,887,338)
  Proceeds from issuance of common stock and warrants ..............................          3,007,175              -
                                                                                           ------------       -----------
 Net cash provided (used) by financing activities ..................................          4,683,395        33,540,498
                                                                                           ------------       -----------

Net increase (decrease)  in cash ...................................................         (1,979,618)       (2,959,936)
Cash and equivalents, beginning of period ..........................................          3,650,236         4,860,967
                                                                                           ------------       -----------
Cash and equivalents, end of period ................................................       $  1,670,618       $ 1,901,031
                                                                                           ------------       -----------
                                                                                           ------------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest ............................................................       $  4,265,912       $   308,369

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Discount associated with common stock and
  warrants issued with  loan financing .............................................       $    372,900       $ 4,299,366
 Property and equipment acquisitions financed by
  contracts payable ................................................................          1,208,240            91,742
 Property and equipment acquisitions financed by
  long-term debt ...................................................................            231,822              -




                 See notes to financial statements.

                           BOARDWALK  CASINO, INC.
                 NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


1.   REORGANIZATION AND BASIS OF PRESENTATION:

     Boardwalk Casino, Inc. (a Nevada corporation) ("BCI") was formed in July 1993 for the purpose of operating a casino and a hotel (the "Boardwalk Hotel and Casino") in Las Vegas, Nevada previously operated by two companies under common control (collectively, the Company). As part of a reorganization effective October 1, 1993, BCI acquired all the real and personal property of VC,Ltd. Partnership (a Nevada limited partnership which owned the hotel) ("VC"). Also, as part of the reorganization, VC's general partner, Holiday Gifts, Inc., (a Nevada corporation which owned the casino license and related assets) ("HGI"), and Norbert W. and Avis P. Jansen (the "Jansens"), sole shareholders of HGI, transferred certain personal and real property to BCI. The transaction was effected through the exchange of 3,850,000 shares of BCI common stock.

     Contemporaneously with the Company's licensing by the Nevada Gaming Commission, which became effective on February 11, 1994, the Company purchased HGI's net gaming assets for a nominal amount. In the interim, between the date of reorganization and the date of licensing, BCI leased the casino real property and certain non-gaming equipment to HGI under the terms of an interim lease.

     BCI accounted for the reorganization in a manner similar to a pooling of interests due to the common ownership and management control pre- and post-reorganization. Accordingly, the financial statements of BCI for all periods are presented as if the reorganization and the purchase of the Casino assets occurred at the beginning of the earliest period presented and include the accounts on a historical cost basis.

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal year ended September 30, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

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

     Phase three of the Expansion is comprised of the development and construction of a new 16-story 456 room hotel tower, the completion of the 26,000 square foot second floor of the casino (buffet area and meeting rooms), the completion of 4,500 square foot meeting room space on the first floor of the tower, entertainment lounge and the construction of two parking garages as more fully described below..

      A general contractor has been engaged for the construction activities relating to the hotel tower. Completion of phase three of the Expansion was substantially completed, excluding the buffet, meeting rooms and the suites on the 16th floor, by May 03, 1996 at an approximate cost of $27,588,000 of which $22,954,000 is subject to a fixed price construction contract. Of the total estimated construction cost, the Company has expended approximately $22,984,900 (excluding amounts in accounts payable) as of June 30, 1996, leaving an unexpended balance of approximately $4,603,100. The balance of the construction will be financed using funds which are classified as restricted cash equivalents in the accompanying balance sheet ($832,230 at June 30, 1996) and cash available from other sources more fully described in
Note 3.

     The 16 story - 456 room hotel tower was opened in stages under a temporary certificate of occupancy permit as follows: 128 rooms on February 23, 1996, 96 rooms on March 15, 1996, 64 rooms on March 22, 1996, 88 rooms on April 5, 1996 and 64 rooms on May 3, 1996. By May 3, 1996, 440 additional rooms were added to the previously existing 202 rooms, making a total of 642 rooms available. The remaining 16th floor, comprised of suites, is be available for occupancy by July 23, 1996.

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

     On November 28, 1995, the 105 seat Lighthouse Lounge opened starring "The Unknown Comic."

                        BOARDWALK  CASINO, INC.
             NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

3.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:

      The results of operations for the nine months ended June 30, 1996 reflect the positive impact of increased revenues associated with opening a new facility. The Company had income from operations of $763,666 in the first nine months of 1996 compared to an operating loss in the prior year of $1,335,819, an increase of $2,099,485.

      Management expects to generate cash from operations with the 1996 completion and opening of the hotel facilities under its expansion program,
as more fully described in   Note 2. In addition, the Company has sold 15
units (each unit consisting of 10,000 shares of common stock and 5,000 warrants) of an equity private placement offering which provided net proceeds of $956,250.

      The management of the Company has arranged for up to $5,000,000 of available working capital borrowings. The Company has received a written commitment from its majority shareholder and CEO for up to $2,000,000 of uncollateralized borrowings to be available on an as-needed basis through December 31, 1996. Such borrowings will be made on terms no less favorable than the Company's existing financing arrangements. As of June 30, 1996 the Company had borrowed $1,250,000 under this commitment.

      The balance of $3,000,000 has been made available by a group of private investors who have provided other short-term financing to the Company during 1995. Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1996 on terms similar to those of the Company's existing short-term borrowings. As of June 30, 1996 the Company had borrowed $1,100,000 under short-term arrangements.

      During the third quarter of 1996, the Company entered into a letter of intent with Jacobs Entertainment, Ltd. The terms of the letter call for Jacobs Entertainment to invest a total of $9 million into the Company, of which $5 million will be in the form of debt and $4 million in common stock. There can be no assurance that the Company will be successful in completing the proposed transaction.

      In April 1995, the Company completed a $40 million debt financing of the BCI Notes, which resulted in an annual debt service requirement, excluding principal, of approximately $6,600,000. At June 30, 1996 the Company owed $1,650,000 in interest on the $40 million debt.

      Management believes that the combination of cash flows from operations and the proceeds from the private placement of common stock (or the available borrowing capacity, if such placement is not completed) are sufficient to meet the Company's obligations as they become due during the remainder of fiscal 1996.

                          BOARDWALK  CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


4.   EARNING PER COMMON SHARE:

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. A total of 380,200 warrants were exercised for shares of stock during the current fiscal year. The most significant warrant exercise was for 375,000 shares of common stock on March 29, 1996. An additional 150,000 shares were issued during the third quarter 1996 as part of a private placement offering.

     Warrants and options to purchase common stock which were issued in 1994 and 1995 were excluded from the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

5.   LOANS, NOTES AND EQUIPMENT FINANCED PURCHASES AND OBLIGATIONS:

PROMISSORY NOTES

     In November 1995 the Company executed a $600,000, 10% uncollateralized promissory note. Principal and interest are due upon maturity of the note in November 1996. Proceeds from the note were used for general working capital purposes.

     In December 1995 the Company executed a $1,250,000, 12.5% promissory note collateralized by casino equipment of the Company. The note calls for monthly payments of $41,817, including interest, through November 1998. Proceeds from the note were utilized to extinguish the existing obligations on the equipment collateralizing the note and for general working capital purposes.

     On January 10, 1996 the Company executed a $500,000, 12% uncollateralized promissory note to the majority shareholder and CEO. On March 29, 1996 the Company received additional proceeds of $500,000 and provided 50,000 warrants with an original discount of approximately $59,000. The Company canceled the original note and reissued a modified uncollateralized promissory note for $1,000,000 at 12%,(payable the earlier of the completion of the proposed private placement equity offering or September 30, 1996).

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

     On April 15, 1996 the Company executed a $150,000, 10% uncollateralized promissory 90 day demand note to the majority shareholder and CEO with interest only.

                        BOARDWALK  CASINO, INC.
             NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

5.   LOANS, NOTES AND EQUIPMENT FINANCED PURCHASES AND OBLIGATIONS: (CONTINUED)


     The Company issued a seven month, $500,000 promissory note on April 1, 1996 for consideration of proceeds wired directly to financial institution for partial payment on outstanding accrued bond interest. On April 1, 1996, 25,000 warrants were issued with an anticipated original issue discount of $29,500, to be amortized over the seven months the note is outstanding.

REFINANCING  AGREEMENT

     In November 1995 the Company negotiated an agreement to settle construction overages on the casino whereby the Company issued a $482,000, 12% promissory note, interest due monthly, with $250,000 in principal paid in May 1996 with the balance due September 1996.

FURNITURE, FIXTURES AND EQUIPMENT

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

     The Company amended the existing phone equipment lease to include the additional system needed to serve the hotel tower. In April 1996, the additional $231,822 in equipment, increased the monthly lease payment from $2,586 to $7,243 starting April 1996 through July 2002.

                         BOARDWALK  CASINO, INC.
               NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

5.   LOANS, NOTES AND EQUIPMENT FINANCED PURCHASES AND OBLIGATIONS: (CONTINUED)

DEBT REFINANCING

     In September 1995, the Company executed a $2,400,000, 10% uncollateralized promissory note with principal and interest payable originally due on December 27, 1995, but extended to January 10, 1996. In January 1996 the Company entered into two refinancing agreements to repay this obligation. The Company executed a capital lease agreement of $1,750,000 for hotel furniture, fixtures and equipment with 36 monthly payments of $57,943 beginning in January 1996. Under the terms of the BCI Indenture (which were modified in January 1996 to allow for an increase in collateralized capital lease obligations for this transaction), the Company was able to utilize this capitalized lease agreement to release $2,071,000 of construction funds held by the trustee which had been budgeted for the purchase of the related hotel equipment. The Company also executed a $500,000, 12% uncollateralized promissory note payable to its majority shareholder and CEO (payable the earlier of the completion of the proposed private placement equity offering or September 30, 1996). The Company immediately applied the $2,071,000 plus the proceeds from the uncollateralized note payable to repay the $2,400,000 note payable.

OPERATING LEASE

     The Company executed an operating lease for various illuminated signage, flood lights and a multi-lamp raceway payable in 60 monthly installments of $12,819.

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

    Phase three of the Expansion is comprised of the development and construction of a new 16-story 456 room hotel tower, the completion of the 26,000 square foot second floor of the casino (buffet area and meeting rooms), the completion of 4,500 square feet of meeting room space on the first floor of the tower, entertainment lounge and the construction of two parking garages as more fully described below.

      A general contractor has been engaged for the construction activities relating to the hotel tower. Completion of phase three of the Expansion was substantially completed, excluding the buffet, meeting rooms and the suites on the 16th floor, by May 03, 1996 at an approximate cost of $27,588,000 of which $22,954,000 is subject to a fixed price construction contract. Of the total estimated construction cost, the Company has expended approximately $22,984,900 (excluding amounts in accounts payable) as of June 30, 1996, leaving an unexpended balance of approximately $4,603,100. The balance of the construction will be financed using funds which are classified as restricted cash equivalents in the accompanying balance sheet ($832,230 at June 30, 1996) and cash available from other sources.

     The 16 story - 456 room hotel tower was opened in stages under a temporary certificate of occupancy permit as follows: 128 rooms on February 23, 1996, 96 rooms on March 15, 1996, 64 rooms on March 22, 1996, 88 rooms on April 5, 1996 and 64 rooms on May 3, 1996. By May 3, 1996, 440 additional rooms were added to the previously existing 202 rooms, making a total of 642 rooms available. The remaining 16th floor, comprised of suites, will be available for occupancy by July 23, 1996.

     On December 22, 1995, the first of two parking garages, consisting of 550 spaces, was available for complete use. The second garage, consisting of 440 spaces, was available for complete use on May 3, 1996.

     On November 28, 1995, the 105 seat Lighthouse Lounge opened starring "The Unknown Comic."

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
1995

     The Company's income from operations was $1,178,545 for the third quarter in fiscal 1996 compared to a operating loss of $896,287 for the same period in fiscal 1995. The $2,074,832 increase in operating income is primarily due to a greater increase in revenues than the associated increase in costs and expenses. The third quarter revenues were $8,414,129 compared to $1,563,178 for the same period in fiscal 1995 an increase of 438% ($6,850,951). Total costs and expenses increased 194% ($4,776,119) to $7,235,584 for the third quarter in fiscal 1996, from $2,459,465 during the same period in fiscal 1995.

CASINO OPERATIONS

     Gaming revenues increased 835% ($4,302,515) to $4,818,014 for the third quarter in fiscal 1996, from $515,499 when compared to the same period in
fiscal 1995.   The increase was due to: (i) race and sports book activity that generated $2,030,525 of revenue for the third quarter of fiscal 1996 compared to none during the same period in 1995, (ii) increased slot machine revenue of $1,730,259 and (iii) increased table game revenue of $541,731.

     Casino expenses increased 469% (2,412,781) to $2,927,170 for third
quarter in fiscal 1996 from $514,389 for the same period of 1995.   The
increase in casino expenses were due to: (i) a new race and sports department which was open for the entire quarter with $1,405,217 in additional expense,
(ii) the increased number of table games resulted in increased wages, benefits and taxes of $285,808, (iii) the additional slot machines, table games increased the gaming taxes and participation expenses of $301,841,
(iv) the cost of providing complimentary services increased $136,593, (v) the number of casino and cage personnel was increased to service the additional slot machines, table games and patrons at an additional cost of $166,266 and
(vi) a new promotions department was added at a cost of $74,118.

HOTEL OPERATIONS

     Room revenues increased $1,766,408 or 257%, to $2,454,794 for the third quarter 1996 from $688,386 for the comparable quarter in fiscal 1995. The completion of the new hotel tower during the third quarter 1996 added 36,431 additional room nights available for rental. This resulted in a 199% increase of available room nights from the 18,291 room nights available in the third quarter of 1995 with occupied rooms increasing 30,865 room nights a 283% increase, in the third quarter 1996. The increase in the room nights sold was offset by a $4.38 decrease in average daily room rate to $58.78 for the third quarter 1996 from $63.16 for the same period 1995.

      Hotel expenses increased $709,035 or 175%, to $1,114,797 for third quarter 1996 from $405,762 for the same period in 1995. The increase in hotel expenses was due to: (i) an increase in hotel personnel to service the additional rooms and patrons at an additional cost of $407,557, (ii) franchise fees on increased room revenues accounted for $123,649 and (iii) room supplies, laundry, credit card service charges and travel agent commissions increased due to the additional room nights sold.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased $527,709 or 167%, to $844,401 for the third quarter 1996 from $316,692 for the comparable quarter in fiscal 1995. This increase corresponds to the increased restaurant and bar facilities to serve patrons and increased room nights sold provided additional hotel guests.

     Food and beverage expenses increased $710,235, or 173%, to $1,121,911 for third quarter 1996 from $411,676 for the same period of fiscal 1995. The increase in restaurant expenses were due to: (i) an increase in personnel to staff to service the enlarged facilities at a cost of $403,103, (ii) an increase of $55,000 in uniforms, supplies and maintenance expense and (iii) the remaining increase is the cost for the increased food and beverage sales.

OTHER REVENUES

     Other revenues increased $254,319, or 597%, to $296,920 for third quarter 1996 from $42,601 for the same period of fiscal 1995. The increase of other revenues consists principally of fees for telephone calls from guest rooms, rental fees for retail space, movies and incidental vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses increased $448,271, or 51%, to $1,322,817 for third quarter of fiscal 1996 from $874,546 for the same period of fiscal 1995. The increase was due primarily to (i) additional corporate staff salaries and benefits of $381,435, (ii) an increase in utility expense of $189,621,(iii) repairs and maintenance for the facility of $65,996, (iv) additional operating leases totaling $45,225, (v) the increase in selling, general and administrative was offset by the decrease in property assessments of $341,293 which were recorded in 1995 and (vi) property and liability insurance and printing and stationery expense accounted for the remaining increase.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $675,196 in the third quarter of fiscal 1996, reflecting a $442,904 (191%) increase over the second quarter of
fiscal 1995 amount of $232,292.   The increase is due to the depreciable
costs of the new facility, the first parking garage, furnishings and fixtures, restaurant equipment, slot machines and casino related equipment.

OTHER INCOME AND EXPENSES

     Interest income decreased 89%, ($278,461) to $34,974 for the third quarter 1996 from $313,435 which relates to the use of the proceeds from the $40,000,000 debt offering toward construction activities, reducing the available funds invested in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

     The Company invested approximately $30,652,000 of net proceeds from the BCI Notes in high-quality marketable securities (consisting principally of U.S. treasury securities and short-term corporate commercial paper) pending disbursements in connection with the Expansion. As of September 30, 1995 and June 30, 1996, approximately $15,200,000 and $832,000 respectively, of these proceeds continued to be held by a trustee pending disbursement for construction expenditures, in accordance with the terms of the BCI Notes Indenture.

     Interest expense increased to $1,856,439 in the third quarter of fiscal 1996 from $1,688,123 in the third quarter of fiscal 1995 due to additional borrowing during the first three quarters of fiscal 1996. Approximately $186,429 of interest was capitalized in the third quarter of fiscal year 1996 in connection with the Expansion. Interest capitalized decreased $419,509 due the completion of the hotel and parking garages in the second quarter of fiscal year 1996.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     The Company's income from operations increased $2,099,485 to an operating income of $763,666 for the first nine months of fiscal 1996, from an operating loss of $1,335,819 when compared to the same period in fiscal
1995.     The increase in operating income is primarily due to revenues increasing 284% ($13,482,056) to $18,232,514 for the first nine months of
fiscal 1996, from $4,750,458 during the same period in fiscal 1995.   Costs
and expenses increased by 187% ($11,382,571) to $17,468,848 for the first nine months of fiscal 1996 from $6,086,277 when compared to the same period in fiscal 1995.

CASINO OPERATIONS

     Gaming revenues increased 667% ($9,769,582) to $11,235,002 for the first nine months of fiscal 1996, from $1,465,420 when compared to the same period in fiscal 1995. The increase in revenue was due to: (i) race and sports book activity that generated $4,791,578 of revenue for the nine months ended June 30, 1996 compared to none to during the same period of 1995, (ii) increased slot machine win of $3,737,207 and (iii) increased table game revenue of $1,240,797.

     Casino expenses increased 428% ($6,062,817) to $7,480,104 for first nine months of fiscal 1996 from $1,417,287 for the same period of 1995. The increase in casino expenses was due to: (i) a new race and sports department which was open for the nine months ended June 30, 1996 with $2,955,005 in additional expense, (ii) the increased number of table games resulted in increased wages, benefits and taxes of $792,277, (iii) the additional slot machines and table games increased the gaming taxes and participation expenses by $775,189, (iv) the cost of providing complimentary services increased $526,980, (v) the number of casino and cage personnel were increased to service the additional slot machines, table games and patrons at an additional cost of $521,910, (vi) a new promotions department was added at a cost of $183,395 and (vii) the remaining increase was due to increases in supplies, printing and licenses.

HOTEL OPERATIONS

     Room revenues increased $2,207,900 or 100%, to $4,416,712 for the first nine months of fiscal 1996 from $2,208,812 for the comparable period in fiscal 1995. The completion of several floors of the new hotel tower during the second quarter 1996 added 42,820 additional room nights available for rental. This resulted in a 76% increase of available room nights from the 55,146 room nights available in the first nine months of fiscal 1995. Occupied rooms increased 34,297 room nights or 103% in the first nine months of fiscal 1996. The increase in the room nights sold was offset by a $1.13 decrease in average daily room rate to $65.47 for the first nine months of 1996 from $66.60 for the same period 1995.

     Hotel expenses increased $996,689 or 81%, to $2,228,916 for first nine months of fiscal 1996 from $1,232,227 for the same period of 1995. The increase in hotel expenses was due to: (i) an increase in hotel personnel to service the additional rooms and patrons at an additional cost of $654,157,
(ii) franchise fees on increased room revenues accounted for $153,764 and
(iii) room supplies, laundry and travel agent commissions increased due to the additional room nights sold.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased $1,136,051 or 122%, to $2,065,295 for the first nine months of fiscal 1996 from $929,244 for the comparable period in fiscal 1995.

This increase corresponds to the increased restaurant and bar facilities to serve patrons and increased room nights sold provided additional hotel guests.

     Food and beverage expenses increased $1,639,652, or 130%, to $2,901,228 for first nine months of fiscal 1996 from $1,261,576 for the same period of fiscal 1995. The increase in restaurant expenses was due to: (i) an increase in personnel to staff the expanded facilities at a cost of $1,071,235 and
(ii) the remaining increase is the related cost for the increased food and beverage sales.

OTHER REVENUES

     Other revenues increased $368,523 or 251%, to $515,505 for first nine months of fiscal 1996 from $146,982 for the same period of fiscal 1995. The increase of other revenues consist principally of fees for telephone calls and movies from guest rooms, rental fees for retail space and incidental vending revenues.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $1,642,965 in the first nine months of fiscal 1996, reflecting a $1,036,524 (171%) increase over the
fiscal 1995 amount of $606,441.   The increase is due to the depreciable
costs of the new facility, the first parking garage, furnishings and fixtures, restaurant equipment, slot machines and casino related equipment.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses increased $1,580,735, or 104%, to $3,103,491 for first nine months of fiscal 1996 from $1,522,756 for the same period of fiscal 1995. The increase was due primarily to (i) additional corporate staff salaries and benefits of $1,064,389, (ii) an increase in utility expense of $379,489, (iii) repairs and maintenance of the facility increased $199,321 and (iv) additional operating leases totaling $104,218. The increase in selling, general and administrative was offset by the decrease in property assessments of $312,542 which were recorded in 1995.

OTHER INCOME AND EXPENSES

     Interest income remained nearly flat to $386,338 for the first nine months of fiscal 1996 from $382,356 during the same period of 1995 which relates to the use of the proceeds from the $40,000,000 debt offering toward construction activities, reducing the available funds invested in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

          The Company invested approximately $30,652,000 of net proceeds from the BCI Notes in high-quality marketable securities (consisting principally of U.S. treasury securities and short-term corporate commercial paper) pending disbursements in connection with the Expansion. As of September 30, 1995 and June 30, 1996, approximately $17,923,123 and $832,000 respectively, of these proceeds continued to be held by a trustee pending disbursement for construction expenditures, in accordance with the terms of the BCI Notes Indenture.

     Interest expense increased to $6,006,479 in the first nine months of fiscal 1996 from $1,976,777 in the first nine months of fiscal 1995. Approximately $1,256,064 of interest was capitalized in the first nine months of fiscal year 1996 in connection with the Expansion with $739,789 of interest was capitalized in the first nine months of fiscal year 1995.


INCOME TAX PROVISION

     No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

     The net loss for the nine months ended June 30, 1996 of $3.6 million and reduction of construction related accounts payable resulted in a negative cash flow of approximately $3.6 million by operating activities. The net loss for the nine months ended June 30, 1995 of $3.1 million had generated a positive cash flow of approximately $1 million by operating activities, which was in part the result of the $1.4 million accrual of interest on the $40 million placement of first mortgage notes.

     Investing activities for the nine months ended June 30, 1996 used approximately a net $3 million which was comprised of approximately $20 million expended for the construction and furnishing of a 16-story 456 room hotel tower and parking garage. Restricted cash of approximately $17 million was used to meet the expansion obligations

     Financing activities provided approximately $4.7 million from additional borrowings and issuance of common stock and warrants. The Company had paid $3.4 million of principal on long-term notes and contracts during the first nine months.

     The Company had unrestricted cash assets of $1,670,618 (2.8% of total assets) at June 30, 1995 compared to $3,650,236 (6.3% of total assets) at September 30, 1995. The ratio of current assets to current liabilities was
 .24 to 1 at June 30, 1996 and  .61 to 1 at September 30, 1995.

      Management expects to generate cash from operations with the now completed hotel facilities under its expansion program, as more fully
described in   Note 2. In addition, the

Company, in a private placement equity offering, has sold 15 units (each unit consisting of 10,000 shares of common stock and 5,000 warrants) which provided net proceeds of $956,250.

       The Company has also arranged for up to $5,000,000 of available working capital borrowings. The Company has received a written commitment from its majority shareholder and CEO for up to $2,000,000 of uncollateralized borrowings to be available on an as-needed basis through December 31, 1996. Such borrowings will be made on terms no less favorable than the Company's existing financing arrangements. As of March 31, 1996 the Company had borrowed $1,000,000, with an additional $100,000 and $150,000 borrowed April 2, 1996 and April 15, 1996, respectively.

          The balance of $3,000,000 has been made available by a group of private investors who have provided other short-term financing to the Company during 1995. Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1996 on terms similar to those of the Company's existing short-term borrowings. As of March 31, 1996 the
Company had not borrowed any funds under the short-term arrangements.   The
Company borrowed $200,000 and $500,000 on April 1, 1996 and April 4, 1996, respectively. The proceeds from the $500,000 borrowing were wired directly for use on covering the interest due on the $40 million debt.

     In April 1995, the Company completed a $40 million debt financing of the BCI Notes, which resulted in an annual debt service requirement, excluding principal, of approximately $6,600,000. At June 30, 1996 the Company owes $1,650,000 in interest on the $40 million debt.

     Management believes that the combination of cash flows from operations and the proceeds from the private placement of common stock is sufficient to meet the Company's obligations as they become due during fiscal 1996.

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

     In December 1995, the Company executed a $1,250,000, 12.5% note payable transaction with a financing company, collateralized by existing casino equipment. Proceeds from the note (which is due in monthly installments through November 1998) were used to extinguish existing current payable obligations on the equipment and for general working capital purposes. In January 1996, the Company also entered into an agreement with GIAC to provide for $1,750,000 of capitalized lease financing for certain hotel furniture and fixtures. As of June 30, 1996 the Company had utilized $1,726,005 of the $1,750,000 available. Under the terms of the BCI Notes Indenture (which were modified to allow for this transaction), the Company was able to utilize this capitalized lease agreement to release $2,071,000 of construction funds held by the trustee which had been budgeted for the purchase of the related hotel equipment. The Company used the

$2,071,000 and the proceeds from a $500,000, 12% uncollateralized promissory note payable to its majority shareholder and CEO (payable no later than September 30, 1996) to repay a $2,400,000 note payable which was originally due on December 27, 1995 and extended to January 10, 1996.

     During the third quarter of 1996, the Company entered into a letter of intent with Jacobs Entertainment, Ltd. The terms of the letter call for Jacobs Entertainment to invest a total of $9 million into the Company, of which $5 million will be in the form of debt and $4 million in common stock. There can be no assurance that the Company will be successful in completing the proposed transaction.

                           BOARDWALK CASINO, INC.

                        PART II - OTHER INFORMATION


Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOARDWALK CASINO, INC.
                               -------------------------------------------
                                              Registrant



Date  August 8, 1996           Norbert W. Jansen
      --------------           -------------------------------------------
                               Norbert W. Jansen

                               Chief Executive Officer
                                 and Chairman of the Board
                                 of Directors

Date  August 8, 1996           Louis J. Sposato
      --------------           -------------------------------------------
                               Louis J. Sposato

                               Chief Financial Officer