Form 10KSB
period 1996-09-30
BOARDWALK CASINO INC
filed 1997-01-13
CIK 915281

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

Commission File Number 1-12780

                            BOARDWALK CASINO, INC.
               (Name of small business issuer in its charter)

          NEVADA                                              88-0304201
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

      3750 LAS VEGAS BLVD. SOUTH
          LAS VEGAS, NEVADA                                     89109
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (702) 735-2400

Securities registered under Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, $.001 Par Value                 Pacific Stock Exchange
Common Stock Purchase Warrants                 Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, $.001 PAR VALUE
                              (Title of Class)

                       COMMON STOCK PURCHASE WARRANTS
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X          NO
                                  ---             ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $27,911,557.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of January 7, 1997: $15,862,000*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $.001 Par Value Common Stock-- 7,179,429 shares as of January 7, 1997.

Transitional Small Business Disclosure Format: Yes    ; No  X
                                                   ---     ---

     * The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $4.8125, the last sales price of the Registrant's common stock as of January 7, 1997, such date being within 60 days prior to the date of filing.

                                        PART I

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    Boardwalk Casino, Inc. (the "Company") is a Nevada corporation that owns and operates the Holiday Inn-Registered Trademark- Casino Boardwalk in Las Vegas, Nevada and leases the 1.07 acre shopping center next to the hotel-casino. The Holiday Inn-Registered Trademark- Casino Boardwalk is situated on a 7.8-acre site on the Las Vegas Strip between Flamingo Road and Tropicana Avenue. It includes 653 hotel rooms, approximately 33,000 square feet of casino space, a coffee shop, a full-service restaurant, a snack bar, an entertainment lounge, two bars, two outdoor swimming pools and 1,125 garage and surface parking spaces (including those spaces acquired with the shopping center lease). It also contains a small gift shop under lease to Holiday Gifts, Inc., a Nevada corporation owned by Norbert W. Jansen and Avis P. Jansen, the executive officers, directors and principal shareholders of the Company. The Company has recently completed a substantial hotel and casino renovation and expansion program.

    Boardwalk Casino, Inc. was incorporated under the laws of the State of Nevada on July 27, 1993; Holiday Gifts, Inc. was incorporated under the laws of the State of Nevada on December 23, 1971. The Company's principal executive office is located at 3750 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and its telephone number is (702) 735-2400.

LOCATION

    The Holiday Inn-Registered Trademark- Casino Boardwalk is strategically located to take advantage of the development and construction of adjacent mega-hotel/casino projects. Las Vegas Boulevard, more commonly known as "The Strip," is currently the center of gambling activity in Las Vegas. There are other concentrations of casinos located in downtown Las Vegas and suburban locations. The Las Vegas Strip has the highest concentration of casino space and hotel rooms in Southern Nevada and it is the location of substantially all of the premier Las Vegas hotels.

    The Company believes that its highly visible and accessible location is an important factor in attracting visitors as gaming customers.

BACKGROUND

    Holiday Gifts, Inc. ("HGI") began gaming operations in 1977 under the trade name "The Slot Joyn't" when it was granted a restricted Nevada gaming license for 15 slot machines. In 1980, HGI was granted a nonrestricted Nevada gaming license and expanded its operations at The Slot Joyn't to 35 slot machines. In 1985, VC, Ltd., Limited Partnership, an affiliated limited partnership of which HGI was the general partner, acquired the adjacent Holiday Inn property and began operating it under the trade name "Viscount Hotel." Thereafter, HGI constructed a physical connection between the hotel and casino and, in 1989, changed the trade name of the combined businesses to the Boardwalk Hotel & Casino. In September 1995, the Company substantially completed a renovation of the casino by expanding the casino floor space by 18,000 square feet and remodeling the front facade of the property. In May 1996, the Company substantially completed the development and construction of a new 16-story 451-room hotel tower on its property in addition to the existing four- and six-story towers. As a result of these expansions and other incremental additions, the Holiday Inn-Registered Trademark- Casino Boardwalk currently consists of a 653-room hotel and a casino of approximately 33,000 square feet with 647 slot machines, 20 table games and a full-service race and sports book.

BUSINESS STRATEGY

    Management believes that the following key principles have been and will continue to be integral to its success as a gaming operator.

  TARGETED CUSTOMER BASE

    The Company's business strategy emphasizes attracting and retaining customers from two primary market segments, tourism and local patronage. As the Company's property has developed by the increase of its room base from 202 rooms to 653 rooms and the completion of its boardwalk exterior facade, the Company has focused its emphasis on marketing a larger room base and capturing the added traffic generated by the development of the mega resorts surrounding the Boardwalk Casino. The Boardwalk Casino is disproportionately large in relation to its room count, thus allowing for the increase in pedestrian traffic generated by the room base of surrounding mega resorts and new mega resorts under construction. The Company believes that its visitor patrons are discerning customers who enjoy the Company's hotel and casino as an alternate to the larger surrounding attractions on the Las Vegas Strip.

  FOCUS ON REPEAT CUSTOMERS

    Generating customer satisfaction and loyalty is a critical component of the Company's business strategy. The Company attracts customers from both the tourist and local markets by offering significant value in its dining experiences and its promotional programs. The Company markets its rooms through the Holiday Inn reservation system and its internal group tour, meeting and travel department. The Company believes the local market is primarily influenced by the actual value of its food operations coupled with specific promotions. Although perceived value attracts customers to the Holiday Inn-Registered Trademark- Casino Boardwalk initially, actual value generates customer loyalty and satisfaction. Management believes that actual value becomes apparent during the customer's visit through an enjoyable and high quality entertainment experience.

  AFFORDABLE QUALITY

    Because the Company targets the frequent repeat customer, management is committed to providing a quality entertainment experience for its customers at an affordable price. Dining is a primary motivation for a majority of all casino visits by both tourists and local residents, and management believes that the value offered by the Company's restaurants, deli, ice cream parlor and snack bar is a major factor in attracting its customers. The Company offers generous portions of high quality food at reasonable prices. In addition, the Company provides a high level of value to its hotel guests by offering moderately priced rooms which are well-appointed relative to comparably priced Las Vegas hotels. Management believes that providing affordable quality to customers contributes significantly to casino patronage.

  STRATEGIC LOCATION

    Management believes that the location of the Holiday Inn-Registered Trademark- Casino Boardwalk provides the Company with a significant competitive edge. With 436 feet of frontage on The Strip, the Company is able to offer inviting opportunities for the pedestrian traffic generated by the surrounding mega resorts. The July 1996 opening of the 3,000-room Monte Carlo Hotel and Casino immediately south of the Company and the Country Star restaurant to its north have significantly increased the pedestrian traffic on the boardwalk. The 2,200-room New York-New York Hotel and Casino (expected to open in January 1997) and the 2,000-room addition to the Luxor Hotel and Casino are also expected to improve pedestrian traffic.

  EMPHASIS ON SLOT PLAY

    An integral part of the Company's business strategy is an emphasis on slot machine play. The Company's target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher-than-average payout rates. Accordingly, the Company's slot machine play provides players with payout rates that are higher than the Las Vegas Strip average payout rates.

EXPANSION MASTER PLAN

    Currently, the Holiday Inn-Registered Trademark- Casino Boardwalk consists of a 33,000 square feet casino and a hotel containing a total of 653 rooms within a four-story, a six-story and a 16-story building located on the property site. The Company's master expansion plan for the Holiday Inn-Registered Trademark- Casino Boardwalk consisted of three phases: (i) the renovation and refurbishment of the original hotel rooms, which was completed in May 1994, (ii) the expansion of the casino, which was substantially completed in September 1995, and (iii) the development and construction of a 16-story, 451-room hotel tower, a parking garage and surface parking (accommodating 1,125 cars) and the completion of the 27,000 square foot second floor of the casino. The development and construction of the 16-story, 451-room hotel tower was substantially completed in May 1996. The Company anticipates that the development and construction of the 27,000 square foot second floor of the casino should be completed by April 1997.

    The Company has expanded the casino floor space from 15,000 square feet to 33,000 square feet and increased the number of slot machines from 212 to 647 and the number of table games from six to 20. In addition, the casino also features a full-service race and sports book. As part of the casino expansion project, the Company relocated and increased the seating capacities of its restaurant and its new coffee shop. Management believes that this expansion was necessary to respond to its expanding customer base and target markets.

    As part of its expansion master plan, the Company remodeled the front facade of the Holiday Inn-Registered Trademark- Casino Boardwalk to present a "Coney Island Amusement Park" theme conforming to the historical character and general architecture of Coney Island, New York's famous amusement park. The casino has been combined with the new construction, creating a new exterior with 436 feet of horizontal frontage and an estimated height of 53 feet. The "boardwalk" consists of amusement games and specialty food and/or gift shops. New state-of-the-art outdoor signage has completed the design renovation and casino expansion.

    The boardwalk consists of a total of 6,000 square feet of retail space, including shops, amusement games and food services. Each of the shops along the boardwalk offers access into the casino. The facade features a full-size model roller coaster rising 90 feet above the boardwalk. A rotating ferris wheel, complete with mannequins, is in place on the facade above the boardwalk, as is a parachute drop with mannequins. The facade features the Company's logo, Jocko the Clown, whose face stands approximately 45 feet high and whose likeness is reproduced on certain of the retail merchandise which is sold by the Company's retail shops.

    In May 1996, the Company substantially completed the development and construction of a new 16-story 451-room hotel tower on its property in addition to the existing four- and six-story towers. The new 27,000 square foot second level of the existing casino is currently under construction and will provide a large buffet area and additional meeting rooms. This new second floor will also provide a walkway to the parking garage.

    On December 16, 1993, the Company entered into a license agreement with Holiday Inns Franchising, Inc. to operate a "Holiday Inn-Registered Trademark-" hotel at its location. The agreement, as amended, required the Company to perform certain construction and renovation work and to open 200 rooms as a Holiday Inn by May 1, 1994 and a minimum of 300 additional rooms as a Holiday Inn by April 1, 1996. Thereafter, the Company may open a maximum of 1,000 rooms as a Holiday Inn by October 1, 1998. The agreement provides that the Company will pay (i) a monthly royalty of 5% of the gross rooms revenues; (ii) a "marketing contribution" of 1.5% of the gross rooms revenues; (iii) a "reservation contribution" of 1.0% of the gross rooms revenues; and (iv) a monthly Holidex fee of $6.43 for each guest room on the Holidex reservation system. The license granted under the agreement expires ten years from the date of the opening of the hotel under the "Holiday Inn" system (June 16, 1994), subject to earlier termination as set forth therein.

$40 MILLION FIRST MORTGAGE NOTE OFFERING

    On April 12, 1995, the Company completed the private sale of a $40 Million 16.5% First Mortgage Note due 2005 (the "Note"). The Note was issued under the Indenture between Boardwalk Casino, Inc., Issuer and Shawmut Bank, N.A., Trustee for $40,000,000 16.5% First Mortgage Notes Due March 31, 2005, Dated as of April 7, 1995 (the "Indenture"). The Note is a senior secured obligation of the Company, limited in aggregate principal amount to $40,000,000, secured by all of the current property and assets of the Company. The Note bears interest at the rate of 16.5% per annum, payable in cash semi-annually on March 31 and September 30 of each year, commencing on September 30, 1995. Interest will be paid to the holder of the Note at the close of business on the March 15 or the September 15, as the case may be, immediately preceding the respective interest payment date, or if no interest has yet been paid, on the date of original issue.

    Pursuant to a Disbursement and Escrow Agreement entered into by and among the Trustee, the Company, Bank of America Nevada and Nevada Construction Services, Inc., the Company deposited $25,845,054 of the net proceeds derived from the issuance and sale of the Notes into the Collateral Account. The funds were disbursed on the terms provided in the Disbursement and Escrow Agreement to pay for construction of the 16-story 451-room hotel tower and related improvements. All funds in the Collateral Account were pledged as security for the repayment of the Note.

    The Company may not redeem or prepay the Note without penalty prior to the date of its Stated Maturity. Commencing on September 30, 2001, the Company may redeem the Note in whole but not in part at a redemption price equal to (i) the remaining principal amount thereof, plus (ii) accrued interest to the date of redemption, plus (iii) a premium equal to the Yield Maintenance Premium. The Indenture contains certain covenants of the Company, including limitations on use of proceeds, limitations on restricted payments, limitations on incurrence of additional indebtedness, limitations on restrictions on distributions from Restricted Subsidiaries, limitations on capital stock of Restricted Subsidiaries, limitations on transactions with Affiliates, limitations on Liens, limitations on activities, limitations on sales of assets, limitation on merger, sale or consolidation and maintenance of consolidated net worth.

    The foregoing summary of the Note and the Indenture does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all of the provisions of the Note and the Indenture, including the definitions contained therein of certain terms and those terms made part of the Indenture by reference to the Trust Indenture Act of 1939 as in effect on the date of the Indenture. Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Indenture.

    As part of the private sale of the Note, the Company issued to the Note purchaser 1,281,869 common stock purchase warrants exercisable to purchase 1,281,869 shares of Common Stock at $6.00 per share anytime before April 11, 2005. Further, in connection with the private placement and sale of the Note, the Company issued to the Placement Agent and Financial Advisor (and its affiliates) an aggregate of 626,823 common stock purchase warrants exercisable to purchase 626,823 shares of Common Stock at $6.00 per share anytime before April 11, 2000.

    The proceeds of the Note were applied to (i) finance approximately $29.6 million of construction costs for the 16-story 451-room hotel tower, parking facility, 27,000 square foot second level addition to the existing casino and related improvements; (ii) finance the retirement of approximately $5.9 million of existing indebtedness; (iii) pay approximately $1.5 million of fees and expenses incurred in connection with the offering and sale of the Note; and (iv) provide approximately $3.0 million for working capital and other corporate purposes.

PRIVATE FINANCING WITH DIVERSIFIED OPPORTUNITIES GROUP LTD.

    On September 25, 1996, the Company completed a private transaction (the "Transaction") entered into by and among Diversified Opportunities Group Ltd., an Ohio limited liability company ("Diversified"), the Company, and Norbert W. Jansen, individually and as trustee under an agreement dated July 14, 1993 ("Jansen"). Pursuant to the terms of a Purchase Agreement dated as of September 24, 1996 (the "Purchase Agreement") among Diversified, the Company and Jansen, the first phase of the Transaction was consummated on September 25, 1996. In the first phase of the Transaction, the Company sold to Diversified 571,429 shares of common stock (the "Shares") at a price of $7.00 per share for a total purchase price of $4,000,000 and issued to Diversified a convertible subordinated note (the "Note") in the principal amount of $5,000,000. In the first phase, Jansen also sold to Diversified 182,411 Shares pursuant to the terms of an Option and Proxy Agreement (the "Option Agreement"). In addition, as of September 24, 1996, the Company and Diversified also executed a Registration Agreement (the "Registration Agreement").

    The following is a summary of certain terms of the Purchase Agreement, the Note, the Option Agreement and the Registration Agreement (collectively, "the Transaction Documents"). This summary of the Transaction Documents is qualified in its entirety by reference to the Transaction Documents, copies of which have been filed as exhibits to this Report on Form 10-KSB.

    The principal business of Diversified is developing and acquiring investments in the gaming industry and managing, supervising, selling or otherwise disposing of such investments and engaging in activities incidental or ancillary thereto. There are two members of Diversified, (i) Gary L. Bryenton and Jeffrey P. Jacobs, as trustees under the Opportunities Trust Agreement dated February 1, 1996 (the "Trust") and (ii) Jacobs Entertainment Ltd., an Ohio limited liability company ("Entertainment"). Entertainment is the Manager of Diversified. Jeffrey P. Jacobs ("Jacobs") and Jacobs Entertainment Inc. (a corporation in which Jacobs owns 100% of the outstanding capital stock) are the members of Entertainment and Jacobs is the manager of Entertainment. Both the Trust and Entertainment were formed primarily to hold their interest in Diversified.

    The first phase of the Transaction closed on September 25, 1996. At such time, Boardwalk sold to Diversified 571,429 Shares. Pursuant to the Option Agreement, Jansen sold to Diversified 182,411 Shares. In addition, Boardwalk issued the Note to Diversified. Diversified has the right, at its option, to convert the Note into Shares at any time following its receipt of all necessary licensing approvals from the Nevada State Gaming Control Board (the "Gaming Board"), the Nevada Gaming Commission (the "Commission") and local licensing authorities. The Note is convertible into a number of Shares determined by dividing the then unpaid principal balance of the Note by $7.50. The Note provides for a variable interest rate of LIBOR plus 2% and interest thereon is payable on a quarterly basis. The principal of the Note is due and payable in September 1998.

    On November 25, 1996, Diversified was advised by the Gaming Board that the second phase of the Transaction will not result in a change in control of the Company pursuant to the regulations of the Gaming Board and the Commission. On December 2, 1996, phase two of the Transaction was consummated. In phase two, Diversified purchased an additional 317,589 Shares from Jansen pursuant to the Option Agreement, and the Company's Board of Directors (the "Board") was expanded to six directors, with Jacobs being appointed as the sixth director.

    The final phase of the Transaction provides Diversified the option to acquire an additional 1,000,000 Shares from Jansen pursuant to the Option Agreement. The exercise of this option is subject to Diversified obtaining all necessary licensing approvals from the Gaming Board, the Commission and the Nevada local licensing authorities. At such time as Diversified acquires a total of 1,000,000 Shares from Jansen pursuant to the Option Agreement, the Company's Board will be expanded to seven directors with the additional director being designated by Diversified.

    The Option Agreement further provides for first refusal and first offer rights for Diversified on Shares to be sold by Jansen, his estate and family. The Option Agreement requires that Jansen vote all of his Shares and any other securities of the Company over which he has control and that he take all necessary or desirable actions within his control so that: (i) the Board is established at six directors; (ii) Jacobs is elected to the Board as one of the six directors; and (iii) once Diversified acquires 1,000,000 or more Shares from Jansen pursuant to the Option Agreement, the Board is expanded to seven directors with the additional director to be designated by Diversified. Diversified is also granted an irrevocable proxy to vote Jansen's Shares if Jansen fails to comply with the terms of the Option Agreement relating to the Board, or any restrictive covenants imposed on the Company pursuant to the Note.

    The Registration Agreement gives Diversified certain rights with respect to registering for sale under the Securities Act of 1933, as amended (the "Act"), and applicable state laws the Shares that it may acquire pursuant to the Transaction. The Registration Agreement gives Diversified the right, through September 24, 2001, to demand that the Company effect up to three registrations (two of which are to be paid by the Company and one of which will be paid by Diversified) of such Shares subject to the conditions set forth in the Registration Agreement. In addition, Diversified has the right to have such

Shares included in certain registrations under the Act that the Company may effect other than pursuant to such demand, subject to the conditions set forth in the Registration Agreement.

MARKETING

    The Holiday Inn-Registered Trademark- Casino Boardwalk has historically relied upon limited casino and other promotions designed to appeal to local residents. With the completion of the expansion of the casino and the hotel, the Company has implemented an aggressive marketing plan to promote the hotel and the casino. The Company believes that the "Coney Island" theme exterior facade will enhance its ability to attract pedestrian traffic currently generated by the existing mega resorts as well as those mega resorts under construction and in the planning phase which surround the Holiday Inn-Registered Trademark- Casino Boardwalk. With its oversized casino in relation to its room inventory, the "Coney Island" facade, and the Company's inexpensive dining value offerings, the Company believes that it is positioned to attract the mega resort customer as an addition to its established local and hotel customer bases.

CURRENT OPERATIONS

    GAMING. Historically, the casino has accounted for approximately 40% of the net revenues of the Holiday Inn-Registered Trademark- Casino Boardwalk. These revenues were primarily derived from the 212 slot machines and four table games. With the newly expanded casino, it is anticipated that the gaming revenue provided by slot machines will continue to be the primary component of the Company's gaming revenues and income from operations. Currently, the Holiday Inn-Registered Trademark- Casino Boardwalk has 647 slot machines and 20 table games on its casino floor and operates a full-service race and sports book. On average, the preponderance of the weekly gaming net revenues are generated on weekends. The gaming revenues are provided by a broad base of customers and are not dependent on high-stakes players.

    In connection with its gaming activities, the Company follows a policy of stringent controls in compliance with the standards set by the Nevada Gaming Authorities. As a matter of policy, the Company does not extend credit to its gaming customers.

    NON-GAMING. The Holiday Inn-Registered Trademark- Casino Boardwalk has 653 rooms, two outdoor pools and a retail gift shop leased to HGI. The Company offers its hotel rooms at modest prices (as of September 30, 1996, the average room rate was approximately $60.00). For fiscal year 1995, the Holiday Inn-Registered Trademark- Casino Boardwalk's average occupancy was approximately 59.42%. For the fiscal year ended September 30, 1996, the average occupancy was approximately 76.44%. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more information regarding the Company's gaming and non-gaming operations and revenues.

    The Company offers a full service restaurant, a coffee shop, a snack bar, an entertainment lounge and two bars for its casino and restaurant patrons. As with its hotel accommodations, the Company's food and beverage services are moderately priced.

COMPETITION

    There is intense competition among companies in the gaming industry, many of which have significantly greater financial resources than the Company. The Holiday Inn-Registered Trademark- Casino Boardwalk faces competition from all other casinos and hotels in the Las Vegas areas. The Holiday Inn-Registered Trademark- Casino Boardwalk competes directly with a number of other operations targeted to local residents. Indirectly and to a lesser extent, its operations compete generally with gaming operations in other parts of the State of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in Atlantic City, New Jersey and other parts of the world and with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gambling. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in other states and on Native American reservations represents additional competition to the Company and could adversely affect the Company's operations, particularly if such gaming were to occur in areas close to the Company's operations.

EMPLOYEES

    As of September 30, 1996, the Company employed 600 full-time employees, including its three executive officers, 40 managers and supervisors, 160 casino personnel, 220 food and beverage personnel, 157 hotel personnel and 20 administrative personnel. The Company occasionally employs part-time workers as needed. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is excellent.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "CCB"). The Nevada Commission, the Nevada Board and the CCB are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    The Company is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refused to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions of the Company must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of the Company or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company's gaming operations.

    Any beneficial holder of Common Stock or any other voting security of the Company ("Company Voting Securities") regardless of the number of shares owned, may be required to file an application, be investigated, and have such person's suitability as a beneficial holder of Company Voting Securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires beneficial ownership of more than 5% of Company Voting Securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Company Voting Securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Company Voting Securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Company Voting Securities for investment purposes only. An institutional investor shall not be deemed to hold Company Voting Securities for investment purposes unless Company Voting Securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any other action which the Nevada Commission finds to be inconsistent with holding Company Voting Securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners.
The applicant is required to pay all costs of investigation.  Norbert W.
Jansen, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of Company Voting Securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company
(i) pays that person any dividend or interest upon any Company Voting Securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities for cash at fair market value. Additionally, the CCB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own such debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner of any Company Voting Securities. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any approval, if granted, does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Company's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operators where entertainment is furnished in connection with the selling of food or refreshments. Nevada Corporate Licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages by the Company is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

    See "Item 1. Description of Business" for a complete description of the Company's property.

    Effective October 1, 1996, in connection with the private transaction with Diversified Opportunities Group Ltd., the Company entered into a lease agreement (the "Lease Agreement") as the tenant with The Jansen Trust (as hereinafter defined) as the landlord. The Lease Agreement covers certain land to the north of the hotel and casino (the "Property") which enables the Company to control the use of the Property and provides the Company with an option to purchase the Property for possible expansion of the hotel and casino.

    The Property consists of approximately 1.07 acres of land and has 150 feet of frontage on the Strip. It currently contains a two-story office building which is leased to several retail and office tenants, including the executive and administrative offices of the Company. The Lease Agreement commenced October 1, 1996 and has a term of 24 months, with an option to extend the lease term for an additional five years and a second, successive, option to extend it an additional 23 years. The base rent of $70,000 per month ($840,000 per year) is subject to adjustment after five years. In addition, the Lease Agreement grants the Company an option to purchase the Property under certain terms and conditions. The Company believes that the terms of the Lease Agreement are fair and reasonable and on as beneficial terms as could be obtained from an unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.

    The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company's policy to acquire assets primarily for possible capital gain or primarily for income.


ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) The Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "BWLK" and on the Pacific Stock Exchange under the symbol "BWK". For the past two fiscal years, the high and low bid prices of the Common Stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

    FYE 1996 QUARTER ENDED:               HIGH      LOW
    ----------------------                ----      ---
    December 31, 1995                    6 5/8     5 1/4
    March 31, 1996                       8 1/2     5 3/4
    June 30, 1996                        8 9/16    7 1/2
    September 30, 1996                   6 5/8     5 3/4

    FYE 1995 QUARTER ENDED:               HIGH      LOW
    ----------------------                ----      ---
    December 31, 1994                    6         5 1/4
    March 31, 1995                       5 5/8     5 1/4
    June 30, 1995                        8 5/8     7 1/2
    September 30, 1995                   8 5/8     7 3/8


    The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    The Warrants are traded in the over-the-counter market and are quoted on the Nasdaq SmallCap Market under the symbol "BWLKW" and on the Pacific Stock Exchange under the symbol "BWKW."

    (b) On January 7, 1997, the last sale price of the Common Stock as reported by Nasdaq was $4.8125 per share. As of January 7, 1997, there were at least 1,900 record and beneficial holders of the Common Stock.

    (c) The Company has not paid any dividends on its Common Stock and does not presently anticipate paying dividends in the foreseeable future. The Company currently intends to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Further, the Indenture between the Company as Issuer and Shawmut Bank, N.A. as Trustee for $40,000,000 16.5% First Mortgage Notes Due March 31, 2005, Dated as of April 7, 1995 and the Note issued to Diversified Opportunities Group Ltd. contain significant limitations on the Company's ability to pay dividends on its capital stock.

    (d) In June 1996, the Company completed a private offering of 15 Units, each Unit consisting of 10,000 shares of Common Stock valued at $6.25 per share and 5,000 warrants valued at $0.25 per warrant, for total gross proceeds of $956,250. Each warrant entitles the holder to purchase one unregistered share of Common Stock at a price of $7.50 at any time until June 17, 2000. The issuance of the foregoing securities was made without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and in compliance with Rule 506 of Regulation D under the Securities Act. No underwriter was involved in the distribution of these securities, and no commissions were paid in connection therewith. The purchasers of the Units were Tina Hunt
Coots (2 Units), James D. Hunt, Jr. (2 Units), James D. Hunt (4 Units),
Glenna K. Hunt (2 Units), Carl Arfa and Judith Arfa (1 Unit) and Grove, Inc.
(4 Units).

         On September 25, 1996, the Company sold to Diversified Opportunities Group Ltd. ("Diversified"), an Ohio limited liability company, 571,429 shares of Common Stock at a price of $7.00 per share for a total purchase price of $4,000,000 and issued to Diversified a convertible subordinated note (the "Note") in the principal amount of $5,000,000. Subject to regulatory approvals, the Note is convertible into a number of shares determined by dividing the then unpaid principal balance of the Note by $7.50. The principal of the Note is due and payable in September 1998. The issuance of the foregoing securities was made without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. No underwriter was involved in the distribution of these securities, and no commissions were paid in connection therewith.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Boardwalk Casino, Inc. ("BCI" or the "Company") was formed in July 1993 for the purpose of operating a casino and a hotel in Las Vegas, Nevada. See "Notes to Financial Statements".


                                                YEAR ENDED         YEAR ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                   1996              1995
                                               -------------      -------------
REVENUES:
 Casino........................................ $16,897,527       $ 2,128,345
 Rooms.........................................   7,224,324         2,824,534
 Food and beverage ............................   4,031,278         1,513,466
 Other.........................................     837,895           138,607
                                                -----------       -----------
   Gross revenues .............................  28,991,024         6,604,952
 Promotional allowances .......................  (1,079,467)         (280,502)
                                                -----------       -----------
                                                 27,911,557         6,324,450
COSTS AND EXPENSES:
 Casino........................................  10,787,868         2,415,562
 Rooms.........................................   3,460,334         1,675,696
 Food and beverage.............................   4,168,259         1,745,572
 Other.........................................     173,138            64,032
 Selling, general and administrative...........   5,174,502         2,209,374
 Depreciation and amortization.................   2,525,044           840,168
                                                -----------       -----------
                                                 26,289,145         8,950,404
                                                -----------       -----------

Income (loss) from operations..................   1,622,412        (2,625,954)
                                                -----------       -----------
OTHER (INCOME) EXPENSE:
 Interest income...............................    (395,416)         (653,740)
 Interest expense..............................   7,874,115         3,463,556
 Interest capitalized..........................  (1,442,493)       (1,243,558)
 Loss on disposal of fixed assets..............         -           1,100,585
                                                -----------       -----------
                                                  6,036,206         2,666,843
                                                -----------       -----------
Income (loss) before income taxes &
 extraordinary item ........................... $(4,413,794)      $(5,292,797)
                                                -----------       -----------

RESULTS OF OPERATIONS

     The Company is engaged in a three-phase project to expand and renovate
the former existing hotel and casino facilities (the "Expansion").   Phase
one of the Expansion was completed in May 1994 which was the renovation of the original 202 existing hotel rooms.

     Phase two of the Expansion was completed in September 1995 with the completion of a new casino facility that increased floor space from 15,000 square feet to 33,000 square feet.

     The third phase of the Expansion consisted of development and construction of a new 16-story (451 room) hotel tower, the completion of the 27,000 square foot buffet and meeting rooms on the second floor of the casino, the completion of 4,500 square feet of meeting room space on the first floor of the tower, entertainment lounge and the construction of two parking garages as more fully described below.

     The hotel tower was opened in stages under a temporary certificate of occupancy permit with an additional 128 rooms on February 23, 1996 added to the existing 202 rooms. Additional rooms were added every few weeks through May 3, 1996 totaling 642 rooms. The remaining 16th floor, comprised of 11 suites, was available for occupancy by late July 1996.

     On December 22, 1995, the first of two parking garages, consisting of 550 spaces, was available for complete use. The second garage, consisting of 440 spaces, was available for complete use on May 3, 1996.

     On November 28, 1995, the 105 seat Lighthouse Lounge opened starring "The Unknown Comic" and additional entertainment throughout the year.

     Phase three of the Expansion was substantially completed, excluding the buffet and meeting rooms on the first and second floors, which are currently
under construction.   Of the total estimated cost to complete the buffet and
meeting rooms, the Company has expended approximately $4,171,000 as of September 30, 1996, leaving an unexpended balance of approximately $3,600,000. The balance of the construction will be financed using existing cash, operating cash flow and cash available from other sources as more fully described in "Liquidity and Capital Resources."

YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995

     The results of operations for the year ended September 30, 1996 reflect the revenues and costs associated with the new casino facility open for the entire year and the additional 451 rooms for approximately one half of the year. The Company incurred a net loss in the year ended September 30, 1996 of $4,413,794 compared to a net loss of $5,336,826 in the prior year, a decrease in the net loss of $923,032 (17.3%). The decrease in loss was attributable to a $4,248,366 (161.8%) increase in income from operations, to an operating profit of $1,622,412 in 1996 from an operating loss of $2,625,954 in 1995 which was offset by an increase in net other expenses and income of $3,369,363.

     Net revenues at BCI increased $21,587,107 (341.3%), to $27,911,557 in
1996 from $6,324,450 in 1995. The increase in revenues for fiscal 1996 was attributable to the following: (i) an increase of $14,769,182 in casino revenues due to the opening of the new casino which included the opening of a new race and sports book, (ii) $4,399,790 in additional room revenue due to the completion during the year of the new hotel tower, (iii) an increase in food and beverage revenues of $2,517,812 due to increased facilities and a greater number of patrons, (iv) an increase in other revenues by $699,288 and
(v) offset by the increase in promotional allowances of $798,965. Operating expenses, including depreciation and amortization, increased $17,338,741
(193.7%) to $26,289,145 in 1996 from $8,950,404 in the prior year.   The
increase in operating expenses was due primarily to the addition of a new casino facility and start-up and increased operating costs of the new hotel tower.

CASINO OPERATIONS

     For fiscal 1996, casino revenues increased $14,769,182 or 693.9% to $16,897,527. The increase is attributable to (i) a $7,164,793 increase in revenue from the race and sports books to $7,150,487 in fiscal 1996 from a loss of $14,306 for the same period in 1995, (ii) a $5,662,847 increase in slot machine revenues to $7,401,869 in fiscal 1996 from $1,739,022 for the same period in 1995 and (iii) a $1,941,542 increase in revenue from table games to $2,345,171 in fiscal 1996 from $403,629 for the same period in 1995.


     Casino expenses increased $8,372,306 (346.6%) to $10,787,868 for fiscal year 1996 from $2,415,562 for the same period of 1995. The increase in casino expenses was due to: (i) a new race and sports department which was open for the entire year with $4,675,063 in additional expense, (ii) the increased number of table games resulted in increased wages, benefits and taxes of $1,085,504, (iii) the additional slot machines and table games increased gaming taxes and participation expenses by $1,157,659 (iv) the cost of providing complimentary services increased $663,935, (v) the number of casino and cage personnel was increased to service the additional slot machine patrons at an additional cost of $469,181 and (vi) a new promotions department was added at a cost of $228,423.

ROOM OPERATIONS

     Room revenues increased $4,399,790, or 155.8%, to $7,224,324 for fiscal
1996 from $2,824,534 for the comparable 1995 period.   The increase in room
revenues reflects an increase in room nights sold by 77,431, or 176.2%, to 121,386 for fiscal 1996 from 43,955 for the comparable 1995 period. This increase was partially offset by a decrease in the average daily room rate by $4.74 to $59.52 for fiscal 1996 from $64.26 for the same period of 1995. Fiscal year 1996 had an additional 85,438 room nights available for rental
compared to fiscal year 1995.   These additional rooms available during 1996
over 1995 was due to the hotel tower opening in stages with the first 128 additional rooms on February 23, 1996 which added to the existing 202 rooms. Additional rooms were added every few weeks through May 3, 1996 bringing the total to 642 rooms. The 16th floor, which is comprised of 11 suites, was available for occupancy by late July 1996. During the year the Company had retained a professional sales department which had opened several corporate accounts, including a national airline for its flight crews. Despite the 85,438 additional room nights available, the hotel occupancy percentage increased 27.3% to 76.4% for the fiscal year 1996 compared to 60% for fiscal 1995.

     Rooms expense increased $1,784,638, or 106.5%, for fiscal 1996 to
$3,460,334 from $1,675,696 for the same period in 1995.   This increase is
primarily attributable to (i) an increase in personnel to service the new hotel tower at a cost of $1,141,238, (ii) additional franchise fees and travel agent commissions on the additional revenues totaled $433,574, (iii) additional linen, laundry and room supplies totaled $221,688 and (iv) and additional credit card fees, uniforms, 800 phone lines and maintenance and repair costs.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased by $2,517,812 (166.4%), to $4,031,278 for fiscal 1996 from $1,513,466 for the comparable 1995 period. The increase is primarily a result of the new casino facility which had a full year of operations during fiscal 1996, as well as the opening of the new hotel tower which had approximately six months of operations during fiscal 1996.

     Food and beverage expenses increased $2,422,687 (138.8%), to $4,168,259 for fiscal 1996 from $1,745,572 for 1995 reflecting increases in food and beverage costs associated with the increased sales.

Food and beverage expenses as a percentage of gross food and beverage revenues decreased to 103.4% for fiscal 1996 from 115.3% for fiscal year 1995. This decrease is a result of increased casino promotional activity with an increase in food and beverage served on a complimentary basis, which food and beverage costs are included in casino expense.

OTHER OPERATING REVENUES AND EXPENSES

     Other revenues increased by $699,288 (504.5%) to $837,895 for fiscal 1996 compared to $138,607 for 1995. The increase was attributable to (i) an increase of $238,285 in rental income due to the new retail facilities, (ii) an increase of $226,894 in telephone and movie revenues and (iii) the balance of the increased revenues from arcade and vending facilities.

     The other costs increased $109,106 (170.4%) to $173,138 in fiscal 1996
compared to $64,032 in fiscal 1995.   The increase is due primarily to the
additional costs of long-distance service and increased cost of movies purchased.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $2,525,044 in 1996, reflecting a $1,684,876 (200.5%) increase over the 1995 amount of $840,168. The increase was due to the following: (i) a new casino facility was opened in September 1995 at a cost of $10,897,881, (ii) a new hotel tower was placed in service May 1996 at a cost of $19,893,988, (iii) two new parking facilities were completed during the fiscal year at a cost of $6,268,874, (iv) a central plant was completed September 1995 at a cost of $1,825,842 and (iv) additional gaming devices and casino equipment at a cost of $3,321,176 were placed in service starting in September 1995 through fiscal year 1996.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $2,965,128 (134.2%) to $5,174,502 in 1996 from $2,209,374 in 1995. The increase in administrative expenses were due to (i) increase in administrative staffing costs of $1,551,137, (ii) utilities increased $535,604, (iii) facility maintenance and operating costs increased $335,991, (iv) advertising expenses increased $195,007 and (v) business insurance increased $152,506 due to the increased facilities.

OTHER (INCOME) EXPENSE AND EXTRAORDINARY ITEM

     In 1996, the Company received $395,416 in interest income as compared to
$653,740 in 1995.   The $258,324 (39.5%) decrease is attributable to the
lower invested balance of marketable securities in the 1996 period.

     Interest expense increased to $7,874,115 in 1996 from $3,463,556 in 1995 (an increase of $4,410,559 or 127.3%). The increase was the result of additional borrowing and a full year of interest expense on the BCI Notes in 1996 compared to approximately six months of interest cost on the BCI Notes
in 1995.    Approximately $1,442,493 of interest was capitalized in 1996 in connection with the Expansion compared to $1,243,558 of interest that was capitalized in 1995.

     During 1995 as part of the Expansion, the Company disposed of certain property and equipment resulting in a loss on disposal of fixed assets of approximately $1,101,000.

     The Company extinguished certain indebtedness during 1995, resulting in a net extraordinary loss on early extinguishment of $44,029, comprised of (i) a loss on the extinguishment of the Company's

12% promissory notes due August 1995, of $64,153; (ii) a loss on indebtedness repaid with the proceeds of the BCI Notes of $60,827; and (iii) a gain on the early settlement of a capital lease obligation in the amount of $80,951.

LIQUIDITY AND CAPITAL RESOURCES

     In June of 1996, the Company completed a private placement equity offering in which it sold 15 units (each unit consisting of 10,000 shares of common stock and 5,000 warrants). The private placement generated net proceeds of $956,250.

     In September 1996, the Company executed a $5,000,000 subordinated, convertible promissory note. Interest is payable quarterly at the applicable Eurodollar rate plus 2% with principal due September 23, 1998 if not converted by the noteholder. Prior to payment in full by the Company and subject to regulatory approval, the noteholder may convert the unpaid principal balance of the note into common shares of the Company. The number of shares into which the note may be converted shall be determined by dividing the unpaid principal balance by $7.50.

     In September 1996, the Company completed a private placement offering of 571,429 shares of its common stock at a selling price of $7.00 per share. The Company received net proceeds of $3,735,195 for the stock, after deducting offering expenses.

     The net loss for fiscal 1996 of $4,414,000 and the reduction of construction related accounts payable resulted in a negative cash flow of approximately $2,728,000 from operating activities. Although the net loss for the year ended September 30, 1995 was $5,337,000, the Company had generated a positive cash flow of approximately $500,000, which was due to the accruing of interest payable on September 30, 1995 of $2,599,668 on the $40,000,000 private placement, which was subsequently paid during fiscal year 1996.

     Investing activities for fiscal 1996 used approximately $3,425,000, which was comprised of approximately $21,210,000 expended for the construction and furnishing of a 16-story 451 room hotel tower and the second parking garage and restricted cash of approximately $18,000,000 was used to meet the expansion obligations.

     Financing activities provided approximately $14,641,000 from additional borrowings as well as the issuance of common stock and the exercise of warrants during the year. Such proceeds were offset by $7,366,000 of principal payments on long-term debt notes payable and capital leases during fiscal 1996.

     The Company had unrestricted cash assets of $4,772,549 (7.6% of total assets) at September 30, 1996 compared to $3,650,236 (6.3% of total assets) at September 30, 1995. The ratio of current assets to current liabilities was .82 to 1 at September 30, 1996 and .52 to 1 September 30, 1995.

     With the completion of the new hotel tower and expanded casino, restaurant, buffet and meeting rooms opened and the presence of its neighbors (Monte Carlo - June 21, 1996 and New York, New York, - January 3, 1997), management expects to generate cash flows from operations to improve on its working capital position in fiscal 1997.

     The Company has also arranged for up to $4,000,000 of available working capital borrowings which has been made available by a director and a group of other private investors who have provided other short-term financing to the Company in the past.
Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1997 on terms substantially similar to those which had been available to the Company during 1996.

     Management believes that the combination of expected cash flows from operations in 1997, and the proceeds from the private placement transactions, are sufficient to meet the Company's obligations as they become due during fiscal 1997. The outstanding warrants to purchase common stock at September 30, 1996 also represent a potential significant source of capital to the Company, although management cannot control or accurately predict the timing of proceeds from the exercise of warrants.

ITEM 7.  FINANCIAL STATEMENTS.


                        INDEX TO FINANCIAL STATEMENTS

                   YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                --------------



Report Of Independent Accountants


Financial Statements:

Balance Sheets As Of September 30, 1996 And 1995

Statements Of Income (Loss) For The Years Ended September 30, 1996 And 1995

Statements Of Cash Flows For The Years Ended September 30, 1996 And 1995

Statements Of Shareholders' Equity For The Years Ended September 30, 1996
 And 1995


Notes To Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS

                                --------------



Board of Directors
Boardwalk Casino, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Boardwalk Casino, Inc. as of September 30, 1996 and 1995, and the related statements of income (loss), shareholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boardwalk Casino, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
November 27, 1996, except for
   Notes 6 and 7 as to which the
   date is January 6, 1997

                           BOARDWALK CASINO, INC.
                               BALANCE SHEETS
                         SEPTEMBER 30, 1996 AND 1995

                                 ------------

                                                                                               1996          1995
                                                                                          ------------   -----------

                                    A S S E T S:
Current assets:
  Cash and cash equivalents                                                               $  4,772,549   $ 3,650,236
  Restricted cash equivalents, in escrow accounts                                                  -       1,464,008
  Receivables, net of allowance for doubtful accounts of $17,105 (1996) and $5,400 (1995)      439,857        31,087
  Inventory                                                                                     73,719        65,551
  Prepaid expenses                                                                             573,964       433,962
                                                                                          ------------   -----------
      Total current assets                                                                   5,860,089     5,644,844
                                                                                          ------------   -----------
Property and equipment, net of accumulated depreciation of $5,705,685 (1996) and
 $3,340,364 (1995)                                                                          55,486,285    34,132,377
                                                                                          ------------   -----------
Other assets:
  Restricted cash equivalents, in escrow accounts                                                  -      16,459,115
  Deferred costs, net of accumulated amortization of $239,436 (1996) and $79,714 (1995)      1,645,090     1,379,993
  Other                                                                                        179,485        77,682
                                                                                          ------------   -----------
      Total other assets                                                                     1,824,575    17,916,790
                                                                                          ------------   -----------
      Total assets                                                                        $ 63,170,949   $57,694,011
                                                                                          ------------   -----------
                                                                                          ------------   -----------
                             LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                        $  1,281,657   $ 1,150,830
  Construction accounts payable                                                                171,283     2,904,205
  Accrued expenses                                                                           2,547,615       765,434
  Accrued interest expense                                                                         -       2,600,297
  Notes payable                                                                                    -       2,589,628
  Current portion of obligations under capital leases                                        3,115,522       861,616
                                                                                          ------------   -----------
      Total current liabilities                                                              7,116,077    10,872,010
                                                                                          ------------   -----------
Long-term debt                                                                              40,909,523    35,731,451
Obligations under capital leases, less current portion                                       3,400,234     1,474,041
                                                                                          ------------   -----------
      Total liabilities                                                                     51,425,834    48,077,502
                                                                                          ------------   -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued                      -             -
  Common stock, $.001 par value; 15,000,000 shares authorized; 7,179,429 (1996)
   and 6,077,800 (1995) shares issued and outstanding                                            7,179         6,078
  Additional paid-in capital                                                                22,435,083    15,893,784
  Accumulated deficit                                                                      (10,697,147)   (6,283,353)
                                                                                          ------------   -----------
      Total shareholders' equity                                                            11,745,115     9,616,509
                                                                                          ------------   -----------
      Total liabilities and shareholders' equity                                          $ 63,170,949   $57,694,011
                                                                                          ------------   -----------
                                                                                          ------------   -----------


  The accompanying notes are an integral part of these financial statements.

                             BOARDWALK CASINO, INC.
                          STATEMENTS OF INCOME (LOSS)
               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                 ------------

                                                                                 1996          1995
                                                                             -----------   -----------
Revenues:
  Casino                                                                     $16,897,527   $ 2,128,345
  Rooms                                                                        7,224,324     2,824,534
  Food and beverage                                                            4,031,278     1,513,466
  Other                                                                          837,895       138,607
                                                                             -----------   -----------

      Gross revenue                                                           28,991,024     6,604,952

Less promotional allowances                                                   (1,079,467)     (280,502)
                                                                             -----------   -----------

                                                                              27,911,557     6,324,450
                                                                             -----------   -----------
Costs and expenses:
  Casino                                                                      10,787,868     2,415,562
  Rooms                                                                        3,460,334     1,675,696
  Food and beverage                                                            4,168,259     1,745,572
  Other                                                                          173,138        64,032
  Selling, general and administrative                                          5,174,502     2,209,374
  Depreciation and amortization                                                2,525,044       840,168
                                                                             -----------   -----------

                                                                              26,289,145     8,950,404
                                                                             -----------   -----------

Income (loss) from operations                                                  1,622,412    (2,625,954)
                                                                             -----------   -----------

Other (income) expense:
  Interest income                                                               (395,416)     (653,740)
  Interest expense                                                             7,874,115     3,463,556
  Interest capitalized                                                        (1,442,493)   (1,243,558)
  Loss on disposal of property and equipment                                         -       1,100,585
                                                                             -----------   -----------

                                                                               6,036,206     2,666,843
                                                                             -----------   -----------
      Income (loss) before extraordinary item                                 (4,413,794)   (5,292,797)

Extraordinary item - loss on early retirement of debt (no current tax
 benefit available)                                                                  -         (44,029)
                                                                             -----------   -----------
      Net income (loss)                                                      ($4,413,794)  ($5,336,826)
                                                                             -----------   -----------
                                                                             -----------   -----------
Income (loss) per share of common stock:
  Income (loss) before extraordinary item                                    $      (.70)  $      (.90)

  Extraordinary item - loss on early retirement of debt                              -            (.01)
                                                                             -----------   -----------
      Net income (loss) per share of common stock                            $      (.70)  $      (.91)
                                                                             -----------   -----------
                                                                             -----------   -----------
      Weighted average common shares outstanding                               6,292,287     5,902,033
                                                                             -----------   -----------
                                                                             -----------   -----------


  The accompanying notes are an integral part of these financial statements.

                       BOARDWALK CASINO, INC.
                      STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                          ----------------

                                                                 1996             1995
                                                             ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                          ($4,413,794)    ($5,336,826)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                              2,525,044         840,168
    Provision for doubtful accounts                               11,705           -
    Loss on disposition of property and equipment                  -           1,100,585
    Amortization of original issue discount                      462,472          77,223
    Extraordinary loss on early retirement of debt                 -              44,029
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables                        (420,475)         18,737
      (Increase) in inventory                                     (8,168)        (29,149)
      (Increase) in prepaid expenses                            (197,331)         (8,685)
      Increase in accounts payable, net of amounts
       for capital expenditures                                  130,827         913,353
      Increase in accrued expenses                             1,782,181         288,199
      (Decrease) increase in accrued interest payable         (2,600,297)      2,589,864
                                                            ------------    ------------

        Net cash (used in) provided by operating activities   (2,727,836)        497,498
                                                            ------------    ------------

Cash flows from investing activities:
  Capital expenditures, net of amounts in accounts payable   (21,209,818)    (20,546,214)
  Net (additions) deductions to restricted cash
   equivalents in escrow accounts                             17,923,123     (17,923,123)
  (Increase) in deferred costs                                   (93,812)          -
  (Increase) decrease in other assets                            (44,474)         18,551
                                                            ------------    ------------

        Net cash used by investing activities                 (3,424,981)    (38,450,786)
                                                            ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable borrowings                       3,429,611       2,515,600
  Principal payments of notes payable                         (6,303,639)     (1,196,593)
  Proceeds from long-term debt borrowings,
   net of issuance costs                                       4,668,993      35,272,021
  Principal payments of long-term debt                             -          (4,644,818)
  Principal payments of capital lease obligations             (1,062,235)       (568,699)
  Proceeds from issuance of common stock and warrants,
   net of issuance costs                                       6,542,400       5,365,046
                                                            ------------    ------------

        Net cash provided  by financing activities             7,275,130      36,742,557
                                                            ------------    ------------

        Net increase (decrease) in cash and cash
         equivalents                                           1,122,313      (1,210,731)

Cash and equivalents, beginning of period                      3,650,236       4,860,967
                                                            ------------    ------------

Cash and equivalents, end of period                         $  4,772,549    $  3,650,236
                                                            ------------    ------------
                                                            ------------    ------------

Supplemental cash flow information:
  Cash paid for interest                                    $10,474,412    $     796,471
                                                            -----------    -------------
                                                            -----------    -------------

Schedule of non-cash investing and financing activities:
  Property and equipment acquisitions included in
   accounts payable                                         $   171,283    $   2,904,205
                                                            -----------    -------------
                                                            -----------    -------------

  Capitalized lease obligations incurred                    $ 5,242,336    $   2,262,050
                                                            -----------    -------------
                                                            -----------    -------------

  Prepaid insurance financed by note payable                $     -        $      94,474
                                                            -----------    -------------
                                                            -----------    -------------

The accompanying notes are an integral part of these financial statements.

                       BOARDWALK CASINO, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                          ----------------

                                        Common Stock
                                    --------------------   Additional
                                       Shares                Paid-In     Accumulated
                                    Outstanding   Amount     Capital       Deficit         Total
                                    -----------   ------   -----------   ------------   -----------
Balances, September 30, 1994         5,915,000    $5,915   $10,528,901      ($946,527)  $ 9,588,289

  Issuance of warrants to purchase
   common stock in conjunction
   with bridge loans                     -         -           374,400          -           374,400

  Issuance of warrants to purchase
   common stock in conjunction with
   BCI Notes, net of issuance costs      -         -         4,177,366          -         4,177,366

  Exercises of warrants, net of
   issuance costs                      162,800       163       813,117          -           813,280

  Net loss                               -         -             -         (5,336,826)   (5,336,826)
                                     ---------    ------   -----------   ------------   -----------

Balances, September 30, 1995         6,077,800     6,078    15,893,784     (6,283,353)    9,616,509
                                     ---------    ------   -----------   ------------   -----------

  Issuance of warrants to purchase
   common stock                          -         -            51,617          -            51,617

  Issuance of common stock, net of
   issuance costs                      721,429       721     4,639,107          -         4,639,828

  Exercises of warrants, net of
   issuance costs                      380,200       380     1,850,575          -         1,850,955

  Net loss                               -         -             -         (4,413,794)   (4,413,794)
                                     ---------    ------   -----------   ------------   -----------

Balances, September 30, 1996         7,179,429    $7,179   $22,435,083   ($10,697,147)  $11,745,115
                                     ---------    ------   -----------   ------------   -----------
                                     ---------    ------   -----------   ------------   -----------

The accompanying notes are an integral part of these financial statements.

                             BOARDWALK CASINO, INC.
                        NOTES TO FINANCIAL STATEMENTS

                                 ------------

1.   Summary Of Significant Accounting Policies:

     NATURE OF OPERATIONS

     Boardwalk Casino, Inc. ("BCI" or the "Company") is a Nevada corporation and was formed in July 1993 for the purpose of operating a casino and a hotel (collectively, the "Boardwalk Hotel and Casino") in Las Vegas, Nevada.

     CASINO REVENUE

     In accordance with industry practice, BCI recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

     PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations and food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                           1996       1995
                                                           ----       ----
     Rooms                                             $   79,615   $    --
     Food and beverage                                    923,362    359,042
                                                       ----------   --------
                                                       $1,002,977   $359,042
                                                       ----------   --------
                                                       ----------   --------

     CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's restricted cash was invested in shares of the Pacific Horizon Treasury Fund which is collateralized by securities issued by the United States Government. In addition, approximately $2,534,000 of the Company's unrestricted cash is also invested in shares of the Pacific Horizon Treasury Fund. At September 30, 1996, the Company has approximately $3,556,000 on deposit with a single financial institution in excess of federally insured limits.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Continued

                             BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 ------------

1.   Summary Of Significant Accounting Policies, Continued:

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives for property and equipment are 10 to 40 years for buildings and improvements and 5 to 7 years for furniture and equipment. Accelerated depreciation methods are generally used for income tax purposes. Repairs and maintenance are charged to expense when incurred.

     A gain or loss is recognized upon disposal of property and equipment, and the asset and related accumulated depreciation and amortization amounts are removed from the accounts.

     PREOPENING COSTS

     Preopening costs associated with the expansion of the hotel-casino are expensed as incurred.

     DEFERRED COSTS

     Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Warrants and options to purchase common stock which were issued in 1996, 1995 and 1994 were excluded from the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

     STOCK-BASED COMPENSATION

     In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123") was issued. SFAS 123 established fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to its supplier in amounts based on the price of its common stock or other equity instruments.

Continued

                             BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 ------------

1.   Summary Of Significant Accounting Policies, Continued:

     STOCK-BASED COMPENSATION, Continued

     SFAS 123 provides that companies may continue to account for employee stock compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies that elect not to adopt the fair-value based accounting approach under SFAS 123 for employee stock compensation plans must nevertheless comply with certain disclosure requirements and disclose pro forma net income and earnings per share as if such approach under SFAS 123 had been adopted.

     The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995 and the pro forma disclosure requirements are effective for stock awards granted in the first fiscal year beginning after December 15, 1994.

     The Company plans to utilize the disclosure option allowed by SFAS 123 and continue to account for stock-based compensation under APB 25.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to those matters discussed in Notes 2 and 3.

     RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.   Casino Expansion And Related Construction Obligations:

     The Company is currently engaged in a three-phase project to expand and renovate its existing hotel and casino facilities (the "Expansion").

     Phase one of the Expansion was the renovation and refurbishment of 202 previously existing hotel rooms, which was completed in May 1994 at an approximate cost of $2,100,000.

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

Continued

                             BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 ------------

2.   Casino Expansion And Related Construction Obligations, Continued:

     Phase three of the Expansion is the development and construction of a new 16-story 451-room hotel tower, the completion of 27,000 square feet of space on the second floor of the casino which is to provide a buffet area, meeting rooms and entertainment facilities and the construction of two parking garages. A general contractor has been engaged for the construction activities relating to phase three of the Expansion. Completion of the hotel tower portion of phase three of the Expansion was substantially completed in May 1996 at an approximate cost of $19,334,000. Of the total estimated construction cost of the second floor of the casino, the Company has expended approximately $4,171,000 as of September 30, 1996, leaving an unexpended balance of approximately $3,600,000. The balance of the construction will be financed using existing cash, operating cash flow and cash available from other sources, as more fully described in Note 3.

3.   Operating Results, Financial Condition And Management's Plans:

     The results of operations for 1996 and 1995 reflect the impact of construction-related activity which restricted customer access to the Company's facilities, and thus negatively impacted operating revenues and operating results during those years. In addition, in April 1995, the Company completed a $40 million debt financing of the BCI Notes (as more fully described in Note 6), which resulted in an annual debt service requirement, excluding principal, of approximately $6,600,000. The Company had no significant source of cash flow during 1996 and 1995 prior to the opening of the new hotel tower, to service the increased interest obligation related to the BCI Notes. The Company raised funds to meet its interest and other cash obligations in 1996 and 1995 through private placement equity offerings and through short-term notes payable and bridge loans. As a result of these developments, Boardwalk Casino, Inc. incurred significant interest expense and net losses of approximately $4,414,000 and $5,337,000 in 1996 and 1995, respectively, and has a working capital deficiency of approximately $1,256,000 at September 30, 1996. Management plans to generate cash from operations based upon the recent completion and opening in 1996 of the hotel and casino facilities under its expansion program.

     The Company has arranged for up to $4,000,000 of available working capital borrowings which has been made available by a director and a group of private investors who have provided other short-term financing to the Company during 1996 and 1995. Such uncollateralized borrowings are available to the Company on an as-needed basis through December 31, 1997 on terms substantially similar to those which had been made available to the Company during 1996.

     Management believes that the combination of existing cash, cash flows from operations and the available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997.

Continued

                             BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 ------------

4.   Property And Equipment:

     Property and equipment consists of the following:

                                                            September 30,
                                                           ---------------
                                                        1996          1995
                                                        ----          ----
          Land and improvements                     $ 3,042,769   $ 2,478,414
          Buildings and improvements                 38,736,144    17,582,058
          Gaming equipment                            6,163,617     4,808,135
          Furniture and other equipment               8,077,178     3,830,737
          Construction-in-progress                    5,172,262     8,773,397
                                                    -----------    ----------

                                                      61,191,970   37,472,741
          Less: accumulated depreciation              (5,705,685)  (3,340,364)
                                                     -----------  -----------

                                                     $55,486,285  $34,132,377
                                                     -----------  -----------
                                                     -----------  -----------

     Construction-in-progress at September 30, 1996 is comprised of construction of phase three of the Company's expansion plan, as more fully described in Note 2. During 1995, as part of the refurbishment of the existing facilities, the Company disposed of certain property and equipment resulting in a loss of approximately $1,101,000.

5.   Leases:

     The Company has entered into capital lease agreements whereby the Company leases various equipment under two-, three-, five-, seven- and twenty-year leases which expire at various dates through 2015.

     Capital lease obligations consists of the following:

                                                            September 30,
                                                           ---------------
                                                        1996          1995
                                                        ----          ----
     Capital lease obligation, interest rate
       of prime plus 3%, monthly principal and
       interest payments of $107,267 through
       August 1997, collateralized by slot
       equipment                                    $1,519,684     $1,602,000

     Capital lease obligation, with effective
       interest rate of 12.50% due in monthly
       installments of $41,817, including
       interest, through November 1998,
       collateralized by casino and hotel
       equipment                                       948,248             --

     Capital lease obligation, interest rate of
       10%, semi-annual principal and interest
       payments of $20,721 through August 2015,
       uncollateralized                                337,988        355,556

     Capital lease obligation, with effective
       interest rate of 12.50% due in monthly
       installments of $23,418 through May 1999,
       collateralized by slot equipment                600,732             --


Continued

                            BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 -------------


5.  Leases, Continued:

                                                                                       September 30,
                                                                                ------------------------
                                                                                    1996         1995
                                                                                -----------   ----------
    Capital lease obligation, with effective interest rate of 12.50% due in monthly installments of $61,794 through September 1999,
     collateralized by hotel furniture, fixtures and equipment                  $ 1,822,938          -

    Capital lease obligations with effective interest rates ranging from
     9.36% to 12.90%, due in aggregate monthly installments of $7,619,
     and ending at various times in 2001, collateralized by phone equipment         346,070   $  130,198

    Capital lease obligation, with effective interest rate of 12.50% due in monthly installments of $9,083 through October 2000,
     collateralized by signage equipment                                            347,222          -

    Other                                                                           592,874      247,903
                                                                                -----------   ----------

                                                                                  6,515,756    2,335,657
    Less amounts classified as current                                           (3,115,522)    (861,616)
                                                                                -----------   ----------

                                                                                $ 3,400,234   $1,474,041
                                                                                -----------   ----------
                                                                                -----------   ----------

    Property and equipment include the following property leased under capital leases as of September 30, 1996 and 1995:

                                                                                    1996         1995
                                                                                -----------   ----------
          Cost of equipment under capital leases                                $ 7,001,501   $1,961,088
          Less, accumulated depreciation                                         (1,018,864)     (30,986)
                                                                                -----------   ----------

                                                                                $ 5,982,637   $1,930,102
                                                                                -----------   ----------
                                                                                -----------   ----------





Continued

                            BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 -------------


5.  Leases, Continued:

    Future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining terms of one year or more consist of the following at September 30, 1996.

         1997                                                  $ 3,676,551
         1998                                                    1,909,832
         1999                                                    1,289,360
         2000                                                      368,727
         2001                                                      134,706
         Thereafter                                                580,188
                                                               -----------

             Total minimum lease payments                        7,959,364
         Less amount representing interest                      (1,443,608)
                                                               -----------

             Present value of minimum lease payments             6,515,756
         Less current portion                                   (3,115,522)
                                                               -----------

             Long-term obligations under capital leases        $ 3,400,234
                                                               -----------
                                                               -----------

    The Company leases as lessor certain retail space in its casino facilities under operating lease agreements. The leases are short-term and renewable based upon mutual agreement between the Company and the lessee. Rental income under these agreements totaled $230,566 and $12,000 for the years ended September 30, 1996 and 1995, respectively.

6.  Long-Term Debt:

    Long-term debt consists of the following:

                                                                                    September 30,
                                                                             -------------------------
                                                                                 1996          1995
                                                                             -----------   -----------
    16.50% First Mortgage Notes due March 31, 2005 (the "BCI Notes") with interest payable semi-annually, net of unamortized original issue
      discount of $4,090,477 (1996) and $4,268,549 (1995) (see below)        $35,909,523   $35,731,451

    Eurodollar rate plus 2% convertible subordinated note payable due
      September 23, 1998 with interest payable quarterly (see below)           5,000,000           -
                                                                             -----------   -----------

                                                                             $40,909,523   $35,731,451
                                                                             -----------   -----------
                                                                             -----------   -----------



Continued

                            BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued


6.  Long-Term Debt, Continued:

    On April 11, 1995, the Company completed a private placement of the BCI Notes. The offering generated net proceeds of approximately $30,652,000 (after deducting debt issue costs and approximately $4,620,000 used to repay principal and accrued interest on existing indebtedness). The BCI Notes are collateralized by a first mortgage on substantially all of the assets of the Company, including the expansion project. The Company recorded an original issue discount of $4,345,772 in connection with the BCI Notes, related to the issuance of 1,908,692 warrants to purchase common stock (exercisable at $6.00 per share), based on the estimated market value of the warrants at the date of issuance. Terms of the warrants are more fully described in Note 7.

    The indenture governing the BCI Notes (the "Indenture") limited the use of the net proceeds from the offering to fund the cost of the hotel and casino expansion. The proceeds were placed in escrow with a trustee pending draw-downs for qualifying project expenditures and were classified as restricted cash equivalents, in escrow accounts, in the accompanying financial statements. All of the proceeds from the BCI Notes have been used as of September 30, 1996. The BCI Notes are not subject to mandatory redemption, except upon a change of control, decline in net worth, or certain asset sales, all as defined in the Indenture. The Company has the option to redeem the BCI Notes, beginning after September 2001 at a premium, as defined in the Indenture.

    The Indenture contains covenants that, among other things, limit the ability of the Company to pay dividends or incur additional indebtedness. Additional indebtedness is limited to $5,000,000 of additional uncollateralized debt issuances and $7,000,000 of equipment leases of which the recourse portion cannot exceed $2,000,000. As of September 30, 1996, the Company had equipment leases with recourse totaling approximately $6,178,000. In December 1996, the terms of the Indenture were modified to allow for an increase in the $2,000,000 recourse portion of the Indenture for the additional obligations entered into during 1996.

    The Indenture also requires the Company to maintain a minimum net worth. The net worth can be no less than the sum of $6,000,000 plus the proceeds from the sale of common stock and 50% of the net income of the Company for all periods beginning after April 1, 1995 (any net loss during that period may not be deducted for purposes of the calculation).

    In September 1996, the Company executed a $5,000,000 subordinated, convertible promissory note collateralized by a second deed of trust on the assets of the Company. Interest is payable quarterly at the applicable Eurodollar rate plus 2% with principal due September 23, 1998 if not converted by the noteholder. Prior to payment in full by the Company and subject to regulatory approval, the noteholder may convert the unpaid principal balance of the note into common shares of the Company. The number of shares into which the note may be converted shall be determined by dividing the unpaid principal balance by $7.50.

                            BOARDWALK CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS, Continued

                                 -------------


6.  Long-Term Debt, Continued:

    Maturities of BCI's long-term debt are as follows:

        Year Ending
       September 30,
       -------------
           1997                               $       -
           1998                                 5,000,000
           1999                                       -
           2000                                       -
           2001                                       -
           Thereafter                          40,000,000
                                              -----------
                                              $45,000,000
                                              -----------
                                              -----------


7.  Shareholders' Equity:

    A summary of the Company's equity transactions and issuances of warrants to purchase common stock are summarized in the following paragraphs. At September 30, 1996 and 1995, the Company had the following warrants to purchase shares of common stock outstanding:

                                                                    Warrants Issued      Warrants Issued
                                                Warrants Issued      In Connection        In Connection
                                 1994 Bridge     In Connection       With Issuance         With Private
                                  Financing        With Notes            Of BGI             Placement
                                 And IPO (a)       Payable (b)          Notes (c)          Offering (d)         Total
                                 -----------    ---------------     ---------------      ---------------        -----
    Exercise price                   $5.00       $5.625,$6.00              $6.00                $7.50
                                                    and $8.00

    Expiration date              Feb. 1998       Mar. 1996 to         April 2000 to         June 2000
                                                   Sept. 2000          Apr. 1, 2005

Balances, September 30, 1994     4,130,000                -                  -                    -           4,130,000

    Issued                             -              208,000          1,908,692                  -           2,116,692

    Exercised                     (162,800)               -                  -                    -            (162,800)
                                 ---------            -------          ---------               ------         ---------

Balances, September 30, 1995     3,967,200            208,000          1,908,692                  -           6,083,892

    Issued                             -                  -                  -                 75,000            75,000

    Exercised                     (380,200)               -                  -                    -            (380,200)
                                 ---------            -------          ---------               ------         ---------

Balances, September 30, 1996     3,587,000            208,000          1,908,692               75,000         5,778,692
                                 ---------            -------          ---------               ------         ---------
                                 ---------            -------          ---------               ------         ---------



Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


7.   Shareholders' Equity, Continued:

     (a)  1994 bridge financing, common stock offering and warrant exercises:

          In 1994 the Company issued 450,000 warrants to purchase its common stock in connection with a bridge financing (the "Bridge Warrants"). Each Bridge Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $5.00 per share and expires in February 1998. The Bridge Warrants contain provisions that protect the bridge warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers. Upon completion of the initial public offering of the Company's common stock in February 1994, the Bridge Warrants were automatically converted into warrants identical to the Offering Warrants (described below). A bridge warrantholder does not possess any rights as a shareholder of the Company.

          The Company may redeem the Bridge Warrants at a price of $0.001 per Bridge Warrant upon 60 days' prior written notice if the closing bid quotation of the common stock has been at least $10.00 on all 20 of the trading days ending on the third day prior to the day on which notice of redemption is given.

          On February 11, 1994, the Company completed an initial public offering of its common stock. The Company issued 1,840,000 shares of common stock at a selling price of $5.00 per share and issued 3,680,000 warrants (the "Offering Warrants") at a selling price of $0.10 per warrant. The Company received net proceeds of $7,706,109 for the stock and warrants, after deducting underwriters' commissions and offering expenses.

          Each Offering Warrant entitles the holder thereof to purchase one share of common stock at a price of $5.00 per share until February 11, 1998, at which time the Offering Warrant expires. The Offering Warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

          The Company may redeem the Offering Warrants at a price of $0.001 per Warrant upon 60 days' prior written notice if the closing bid quotation of the common stock has been at least $10.00 on all 20 of the trading days ending on the third day prior to the day on which notice of redemption is given.

          In connection with the offering, the Company also sold the underwriter, for $100, an option (the "Option") to purchase 160,000 shares of common stock and 320,000 Warrants. The Option has an exercise price of $7.00 per share of common stock and $0.14 per Warrant (140% of the respective original offering prices). The Option is exercisable for a 36-month period, commencing on February 11, 1995 and expiring on February 11, 1998.

          During 1996 and 1995, respectively, 380,200 and 162,800 warrants to purchase the Company's common stock were exercised for an equal number of shares of the Company's common stock. All of the warrants had an exercise price of $5.00, resulting in net proceeds to the Company of $1,850,955 and $813,280 after issuance costs in 1996 and 1995, respectively.


Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


7.   Shareholders' Equity, Continued:

     (b)  1995 bridge financing transactions:

          The Company issued 50,000 warrants to purchase its common stock in connection with $1,000,000 of bridge loans, which loans have been repaid. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $6.00 per share. The warrants expire in February 2000. The warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

          The Company issued 150,000 warrants to purchase its common stock in connection with a 10% note payable issued in 1995, which note has been repaid. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $5.625 per share. The warrants are exercisable between March 1996 and September 2000. The warrants contain provisions that protect the warrantholders against dilution by adjustments of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

          The Company issued 8,000 warrants to purchase its common stock in connection with a $400,000, 12% note payable issued in 1995, which note has been repaid. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $8.00 per share. The warrants expire in September 2005. A warrantholder does not possess any rights as a shareholder of the Company.

     (c)  BCI Notes offering:

          As discussed in Note 6, the Company issued 1,908,692 warrants to purchase its common stock in connection with the BCI Notes. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $6.00 per share and 626,823 and 1,281,869 of the warrants expire in April 2000 and April 2005, respectively. The warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

     (d)  1996 private placement equity offering:

          During 1996, the Company completed a private placement offering in which it issued 150,000 shares of its common stock for $6.25 per share. In connection with the issuance of the common stock, the Company also sold 75,000 warrants to purchase common stock for $.25 per warrant. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $7.50 per share until June 2000, at which time the warrant expires. The Company received net proceeds of $956,250 for the issuance of the stock and warrants.

Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


7.   Shareholders' Equity, Continued:

     SEPTEMBER 1996 PRIVATE PLACEMENT EQUITY OFFERING

     In September 1996, the Company completed a private placement offering of 571,429 shares of its common stock at a selling price of $7.00 per share. The Company received net proceeds of $3,735,195 for the stock, after deducting offering expenses.

     INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

     In December 1996, the Company's shareholders voted to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000.

     STOCK OPTION PLANS

     On April 26, 1994, the Board of Directors adopted (and on March 15, 1995 the shareholders approved) the 1994 Stock Compensation Plan (the "1994 Plan"). The 1994 Plan provides that incentive stock options and nonqualified stock options may be granted to certain officers, directors (other than Outside Directors), employees and advisors of the Company or its subsidiaries, if any, selected by the Compensation Committee.

     The Company has granted a total of 745,000 options exercisable at prices ranging from $6.25 to $9.00 expiring between April 26, 1999 and September 26, 2005. The options were granted at exercise prices equal to the fair market value (or in the case of options granted to the president and majority shareholder at 110% of market value) as of the date of grant. The options vest in 25% increments annually, subject to acceleration upon a change in control of the Company, as defined in the 1994 Plan agreement.

     The grants of 450,000 of the options described above were subject to shareholder approval of an increase in the authorized number of shares reserved for issuance under the 1994 Plan to 2,000,000 shares. Such approval was received during 1996.

     OUTSIDE DIRECTORS STOCK OPTION PLAN

     On April 26, 1994, the Board of Directors adopted (and on March 15, 1995 the shareholders approved) the Outside Directors Stock Option Plan
     (the "Plan").

     The Company has granted nonqualified options to three of its directors to purchase 100,000 shares of the Company's common stock. The options are exercisable at prices of $6.75 and $6.25 expiring between April 26, 2004 and April 26, 2005. The foregoing options were granted at an exercise price equal to the fair market value of the common stock as of the date of grant. The options vest in 25% increments annually, subject to acceleration upon a change in control of the Company, as defined in the Plan agreement.

Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


8.   Income Taxes:

     The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                                     1996            1995
                                                  -----------    ------------
     Tax benefit computed at federal statutory
      income tax rate (35%)                       ($1,545,000)   ($1,868,000)
     Unrecognized tax benefit from operating
      losses                                        1,494,000      1,852,000
     Other, net                                        51,000          6,000
                                                  -----------    -----------
            Total income tax provision (benefit)   $        -     $        -
                                                  -----------    -----------
                                                  -----------    -----------


     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30, 1996 and 1995:

                                                     1996           1995
                                                  -----------    -----------
     DEFERRED TAX ASSETS:
        Federal net operating loss carryforward   $ 3,524,000    $ 2,051,000
        Write-off of existing casino facilities
          during expansion                                  -        307,000
        Gaming tax assessment                         175,000              -
        Other                                          30,000         48,000
                                                  -----------    -----------
            Total deferred tax assets               3,729,000      2,406,000
                                                  -----------    -----------
     DEFERRED TAX LIABILITIES:
        Depreciation                                 (674,000)      (490,000)
                                                  -----------    -----------
            Total deferred tax liabilities           (674,000)      (490,000)

     Valuation allowance                           (3,055,000)    (1,916,000)
                                                  -----------    -----------
            Net deferred taxes                    $         -    $         -
                                                  -----------    -----------
                                                  -----------    -----------

     No income tax provision (benefit) has been recorded in the 1996 and 1995 financial statements, and the Company operates wholly in Nevada and, therefore, has no state income tax liability.

     As of September 30, 1996, the Company had a federal net operating loss carryforward of approximately $10,568,000 which expires between 2009 and 2011.

9.   Commitments And Contingencies:

     The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


9.   Commitments And Contingencies, Continued:

     HOLIDAY INN-REGISTERED TRADEMARK- FRANCHISE AGREEMENT

     The Company was granted a Holiday Inn-Registered Trademark- ten-year franchise license on June 16, 1994 after completing renovation of its existing hotel, consisting of 126 rooms in a high-rise tower and 75 annex rooms. The agreement required an application fee of $77,500, (which is reflected in other assets and is being amortized over the life of the agreement). The agreement provides that the Company will pay to Holiday Inn-Registered Trademark- (i) a monthly royalty of 5% of the gross rooms revenues; (ii) a "marketing contribution" of 1.5% of the gross rooms revenues; (iii) a "reservation contribution" of 1.0% of the gross rooms revenues; and (iv) a monthly Holidex fee of $6.43 for each guest room. The license granted under the agreement expires ten years from the date of the opening of the hotel under the "Holiday Inn" system, subject to earlier termination as set forth therein.

     GAMING TAX ASSESSMENT

     During the last two quarters of 1996, based on the advice of legal counsel, the Company accrued a total loss contingency of $500,000 related to an anticipated gaming tax assessment from the Nevada Gaming Control Board ("NGCB"). The NGCB has audited the Company's gaming tax returns in 1996 and the Company believes it is probable that the NGCB will determine that the Company has improperly deducted certain promotional wagers by patrons in calculating gross revenue for gaming tax purposes. The Company plans to appeal an assessment; however, the likelihood of a successful outcome cannot be determined.

10.  Related-Party Transactions:

     OFFICE SPACE LEASE

     During 1996 and 1995, the Company leased office space and storage facilities for its corporate offices from the majority shareholders for approximately $8,375 per month. For the years ended September 30, 1996 and 1995, rent expense under this lease was $101,375 and $43,874, respectively.

     Effective October 1, 1996, the Company amended the lease and the monthly rental increased to approximately $70,000 per month. The lease term is for two years and allows the Company to use the facilities for any purpose. The Company has options to extend the lease up to an additional 28 years. The lease agreement provides the Company with the first right of refusal to purchase the land and building at their fair value should the shareholders decide to sell them. The lease agreement also entitles the Company to the rental income from the existing lessees during the lease term. The existing lessees are on short-term renewable leases with current rents totaling approximately $39,000 per month.

     RECEIVABLE FROM HOLIDAY GIFTS, INC.

     During the period from October 1, 1993 through February 11, 1994, the Company paid certain overhead and general and administrative expenses on behalf of Holiday Gifts, Inc. ("HGI"), a company affiliated through common ownership. As of September 30, 1996 and 1995, the receivable balance was $3,499 and $12,682, respectively.

Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


10.  Related-Party Transactions, Continued:

     RECEIVABLE FROM HOLIDAY GIFTS, INC., Continued

     The Company leases retail space to HGI. During the years ended September 30, 1996 and 1995, rental income from HGI was $11,000 and $12,000, respectively. Effective October 1, 1996, rental income from HGI increased to $5,000 per month.

11.  Bridge Loans And Related Extraordinary Losses:

     1995 BRIDGE LOANS

     In February 1995, the Company, in a private placement offering, completed the issuance of 12% promissory notes aggregating $1,000,000. In connection with the financing, the Company issued lenders 50,000 warrants to purchase common stock (exercisable at $6.00 per share). These notes were repaid in April 1995 from the proceeds of the BCI Notes.

     Original issue discount of these notes was attributable to the 50,000 warrants and totaled $90,000 of which $25,847 was amortized through April 1995. The balance of the original issue discount ($64,153) was written-off upon early extinguishment of the debt, and was treated as an extraordinary loss.

     EARLY EXTINGUISHMENT OF INDEBTEDNESS

     The Company repaid certain other indebtedness with proceeds from the BCI Notes in 1995. Unamortized debt issuance costs ($60,827) which had been capitalized were written-off upon early extinguishment. Additionally, a settlement was reached with a vendor for an outstanding capital lease obligation. The settlement of the obligation was for less than the amount outstanding which resulted in a gain on early extinguishment of debt of $80,951. Because the Company is in a tax loss carryforward position, no tax benefit has been recognized for the net extraordinary losses in 1996.

     1996 BRIDGE LOANS

     In November 1995, the Company executed a $600,000, 10% uncollateralized promissory note with principal and interest due in May 1996. The note was paid off with no gain or loss in September 1996 with proceeds from the $5,000,000 subordinated, convertible note payable executed in September 1996 as more fully described in Note 6.

     In December 1995, the Company executed a $500,000, 12% uncollateralized promissory note to the Company's majority shareholder and CEO with principal and interest due in September 1996. The note was paid off with no gain or loss in September 1996 with proceeds from the $5,000,000 subordinated, convertible note payable executed in September 1996 as more fully described in Note 6.

     In March 1996, the Company executed a $500,000, 10% uncollateralized promissory note to a director of the Company with principal and interest due in September 1996. The note was paid off with no gain or loss in September 1996 with proceeds from the $5,000,000 subordinated, convertible note payable executed in September 1996 as more fully described in Note 6.

Continued

                           BOARDWALK CASINO, INC.
                NOTES TO FINANCIAL STATEMENTS, Continued

                               --------------


11.  Bridge Loans And Related Extraordinary Losses, Continued:

     1996 BRIDGE LOANS, Continued

     In March 1996, the Company executed a $750,000, 12% uncollateralized promissory note to the Company's majority shareholder and CEO with principal and interest due in September 1996. The note was paid off with no gain or loss in September 1996 with proceeds from the $5,000,000 subordinated, convertible note payable executed in September 1996, as more fully described in Note 6.

12.  Fair Value Of Financial Instruments:

     The estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments. Management is unable to determine a fair value for the outstanding BCI Notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company. All directors are elected at the annual meeting of stockholders to serve one year or until their successors are elected and qualified.

NAME                        AGE             POSITION
----                        ---             --------
Norbert W. Jansen*           78             Chief Executive Officer and
                                            Chairman of the Board of Directors

Forrest J. Woodward, II      54             President and Chief Operating
                                            Officer

Avis P. Jansen               69             Vice President and Director

Louis J. Sposato             46             Chief Financial Officer, Secretary,
                                            Treasurer and Director

James Scibelli               46             Director

Keven J. Picardo             40             Director

Jeffrey P. Jacobs            43             Director

--------
* Mr. Jansen died on January 6, 1997. The Company has not yet acted to appoint a new Chief Executive Officer or Chairman of the Board of Directors.

    NORBERT W. JANSEN served as the Chairman of the Board of Directors and the Chief Executive Officer of the Company until his death on January 6, 1997. He had been employed in the gaming industry in various capacities and at various times since 1947, working first as a race book writer and "21" and craps dealer, before becoming slot manager at the Silver Slipper in Las Vegas in 1956. From 1964 to 1967, Mr. Jansen was an owner and officer of the Pioneer Club in downtown Las Vegas. In the 1960s and early 1970s, Mr. Jansen was a developer of the Holiday Inn-Center Strip, now Harrah's Las Vegas. Mr. Jansen had been investigated and licensed by state and local gaming authorities on numerous occasions. In 1977, Mr. Jansen was licensed as landlord of The Slot Joyn't, the small casino that subsequently became part of the Holiday Inn-Registered Trademark- Casino Boardwalk. In 1988 and 1990, Mr. Jansen was granted limited nonrestricted licenses as an owner, officer and director of HGI. In 1992, the Nevada Gaming Authorities granted Mr. Jansen an unlimited nonrestricted license.

    FORREST J. WOODWARD, II serves as the President and Chief Operating Officer of the Company. Mr. Woodward began his gaming career in 1966, serving as controller of the Pioneer Club and Pioneer

Hotel in Las Vegas until 1969. From 1969 to 1972, he served as controller and, thereafter, executive vice president of the Flamingo Hotel. From 1972 to 1977, Mr. Woodward served as executive vice president and assistant general manager of the Thunderbird Hotel. From 1978 to 1985, he served as executive vice president and assistant general manager of the Desert Inn Country Club and Spa, with responsibility for all aspects of gaming and hotel marketing. From 1986 to 1988, Mr. Woodward served as executive vice president of the Dunes Hotel and Country Club, with responsibility for the management of the hotel and gaming areas. During 1990, he served as general manager of the Landmark Hotel and Casino, having been appointed by the Federal Bankruptcy Court to operate the property. In addition, from 1987 to 1993, Mr. Woodward served as chairman, president and majority shareholder of Las Vegas Resorts Corporation, a public company engaged in land acquisitions related to casino hotels. From 1992 to 1993, Mr. Woodward served as senior vice president - administration for the Stars' Desert Inn Hotel and Country Club. Thereafter, from 1993 until joining the Company in August 1995, he served as senior vice president - administration for Sheraton Desert Inn.
His responsibilities at the Desert Inn included all domestic casino marketing, marketing and operations of gaming activities and operations of the country club, security and surveillance. Mr. Woodward received his Bachelor of Science degree from the University of Nevada at Las Vegas in 1968.

    AVIS P. JANSEN serves as the Vice President and a director of the Company. Since 1971, she has served as the president, secretary and treasurer of Holiday Gifts, Inc., the former operator of the Company's casino. Ms. Jansen is the wife of Norbert W. Jansen.

    LOUIS J. SPOSATO serves as the Chief Financial Officer, Secretary,
Treasurer and a director of the Company. He received his Bachelor of Science degree in accounting from Fordham University in 1972. From 1983 to 1988, Mr. Sposato served as comptroller of Union Plaza Hotel & Casino, Las Vegas, Nevada, where he directed the hotel and casino's administrative functions and compliance requirements, including Nevada Gaming Commission Regulation 6 (internal control procedures for all licensees) and Regulation 6A (casino currency transaction recordkeeping and reporting requirements). From 1988 to 1989, Mr. Sposato served as assistant controller for Electronic Data Technologies, Las Vegas, Nevada, with responsibility for implementing their slot machine route accounting system. From 1989 to 1990, he served as assistant controller of Alexis Park Resort Hotel, Las Vegas, Nevada, with responsibility for all accounting functions. Since 1990, Mr. Sposato has also served as controller of Holiday Gifts, Inc.

    JAMES SCIBELLI serves as a director of the Company. Since March 1986, Mr. Scibelli has served as president of Roberts & Green, Inc., a New York investment banking firm offering a variety of investment services. Since August 1991, he has also been an officer and director of SG Capital Corp., a financial consulting company. Mr. Scibelli serves as a director and a member of the compensation committee of Acclaim Entertainment, Inc. and a director of B.U.M. International, Inc. Mr. Scibelli devotes such time as is necessary to the affairs of the Company.

    KEVEN J. PICARDO serves as a director of the Company. From 1984 to 1990, Mr. Picardo served as an investment advisor and mutual fund director for Paine Webber Incorporated. From 1990 to 1994, he served as an associate vice president of Kemper Securities, Inc. During 1994, Mr. Picardo served as senior vice president of USA Capital Management Group, Inc., Las Vegas, Nevada. Since October 1995, he serves as senior financial consultant with Signal USA Securities, Inc., Las Vegas, Nevada. Mr. Picardo devotes such time as is necessary to the affairs of the Company.

    JEFFREY P. JACOBS serves as a director of the Company. Beginning in 1984, Mr. Jacobs developed the riverfront entertainment district, known as the "Flats", in Cleveland, Ohio. He also has developed, owns and manages several apartment complexes in Cleveland and throughout Ohio. In 1996, Mr. Jacobs became the Chief Executive Officer and Co-Chairman of the Board of Directors of BlackHawk Gaming

& Development Co. ("BlackHawk"), a publicly traded gaming company headquartered in Boulder, Colorado that is co-owner and manager of the Gilpin Hotel & Casino in BlackHawk, Colorado. Additionally, BlackHawk has begun construction of a new casino/hotel project in BlackHawk, Colorado that is scheduled to open in early 1998. In 1996, Mr. Jacobs became the Chief Executive Officer and Chairman of the Board of Directors of Colonial Downs, which presently owns and operates two off-track betting parlors in the State of Virginia, has plans to open four more parlors and is constructing the first horse racing track in the state, which is scheduled to open in 1997. Mr. Jacobs received his Bachelor of Business Administration degree from the University of Kentucky in 1975, his Masters of Business Administration from Ohio State University in 1977 and his Masters of Urban Planning from Cleveland State University in 1979. He served as a member of the Ohio House of Representatives from 1984 through 1986. Mr. Jacobs devotes such time as is necessary to the affairs of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has not established any separate nominating committee. The Board has established a Compensation Committee, which consists of Avis P. Jansen and James Scibelli. Its functions are to review and approve annual salaries and bonuses for all executive officers, review, approve and recommend to the Board of Directors the terms and conditions of all employee benefits or changes thereto, and manage and administer the Company's 1994 Stock Compensation Plan.

    The Board of Directors has established an Audit Committee, which consists of Messrs. Scibelli, Picardo and Sposato. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing accounting and financial policies of the Company, review the adequacy of the financial organization of the Company and review management's procedures and policies relative to the adequacy of the Company's internal accounting controls and compliance with federal and state laws relating to financial reporting.

    The Board of Directors has also established a Stock Option Committee, which consisted of Messrs. Jansen and Sposato as of September 30, 1996. The function of the Stock Option Committee is to manage and administer the Company's Outside Directors Stock Option Plan.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and the accompanying explanatory footnotes, includes annual and long-term compensation information on (i) the Company's Chief Executive Officer for services rendered in all capacities during the fiscal years ended September 30, 1996, 1995 and 1994 and (ii) each executive officer who received total annual salary and bonus for the fiscal year ended September 30, 1996 in excess of $100,000.

                              SUMMARY COMPENSATION TABLE


                                                                                   LONG TERM
                                                ANNUAL COMPENSATION              COMPENSATION
                                 ----------------------------------------------  ------------
      NAME AND
      PRINCIPAL                  FISCAL                            OTHER ANNUAL     OPTIONS
      POSITION                    YEAR      SALARY        BONUS    COMPENSATION     GRANTED
      --------                   ------    --------      ------    ------------  ------------
Norbert W. Jansen, Chief
Executive Officer                 1996     $238,000         0           0              0

                                  1995      225,000         0           0           170,000

                                  1994      200,000      20,000         0           170,000

Forrest J. Woodward, Chief        1996      180,000         0           0              0
Operating Officer                 1995       21,000         0           0           130,000

EMPLOYMENT AGREEMENTS

    Effective as of February 11, 1994, the Company entered into a five-year employment agreement with Norbert W. Jansen as Chief Executive Officer of the Company which provided for an annual base salary of $275,000 as of September 30, 1996. Effective as of January 1, 1995, the Company entered into a three-year employment agreement with Louis J. Sposato as Chief Financial Officer, Secretary and Treasurer of the Company which currently provides for an annual base salary of $95,000. Effective as of August 15, 1995, the Company entered into a five-year employment agreement with Forrest J. Woodward, II as President and Chief Operating Officer of the Company which currently provides for an annual base salary of $180,000. On each annual anniversary of the commencement date of each agreement, the period of employment is automatically extended for one year unless notified in writing by either party thereto.

DIRECTORS' COMPENSATION

    Each non-employee director of the Company receives $1,000 for each meeting of the Board of Directors attended. In addition, pursuant to the Outside Directors Stock Option Plan, Avis P. Jansen, James Scibelli and Keven J. Picardo have each been granted options to purchase shares of Common Stock (subject to certain vesting requirements). See "- The Outside Directors Stock Option Plan."

THE 1994 STOCK COMPENSATION PLAN

    The Company and its shareholders have adopted and approved the 1994 Stock Compensation Plan, as amended (the "1994 Plan"). Options granted pursuant to the 1994 Plan constitute either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which constitute nonqualified options at the time of issuance of such options. The 1994 Plan provides that incentive stock options and/or nonqualified stock options may be granted to certain officers, directors (other than Outside Directors), employees and advisors of the Company or its subsidiaries, if any, selected by the Compensation Committee. A total of 2,000,000 shares of Common Stock are authorized and reserved for issuance under the 1994 Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1994 Plan is administered by the Compensation Committee which has the sole authority to interpret the 1994 Plan and make all determinations necessary or advisable for administering the 1994 Plan. The exercise price for any incentive option must be at least equal to the fair market value of the shares covered thereby as of the date of grant of such option. Upon the exercise of the option, the exercise price thereof must be paid in full either in cash, shares of Common Stock of the Company or a combination thereof. If and to the extent that any option to purchase reserved shares shall not be exercised by an optionee for any reason or if such option to purchase shall terminate as provided by the 1994 Plan, such shares which have not been so purchased thereunder shall again become available for the purposes of the 1994 Plan unless the 1994 Plan shall have been terminated.

    During the fiscal year ended September 30, 1994, the Company had granted an aggregate of 295,000 options, including the following options to its executive officers and Keven J. Picardo (subsequently appointed to the Board of Directors): Norbert W. Jansen - incentive options to purchase 59,256 shares at $7.43 per share until April 26, 1999 and nonqualified options to purchase 110,744 shares at $6.75 per share until April 26, 2004; Louis J.
Sposato - incentive options to purchase 90,000 shares at $6.75 per share until April 26, 2004; and Keven J. Picardo - nonqualified options to purchase 10,000 shares at $6.75 per share until April 26, 2004. Each of the foregoing options was granted at an exercise price equal to the fair market value of the Common Stock as of the date of grant (110% with respect to the 59,256 incentive options granted to Norbert W. Jansen). Further, the options vest and may be exercised in 25% cumulative increments annually from the date of grant on April 26, 1994, subject to earlier termination or extension.

    During the fiscal year ended September 30, 1995, the Company granted an aggregate of 455,000 additional options, including the following options to its executive officers: Norbert W. Jansen - incentive options to purchase 64,000 shares at $6.88 per share until April 26, 2000 and nonqualified options to purchase 106,000 shares at $6.25 per share until April 26, 2005; Forrest J. Woodward, II - incentive options to purchase 130,000 shares at $6.00 per share until May 15, 2005; and Louis J. Sposato - incentive options to purchase 90,000 shares at $6.25 per share until April 26, 2005. Each of the foregoing options was granted at an exercise price equal to the fair market value of the Common Stock as of the date of grant (110% with respect to the 64,000 incentive options granted to Norbert W. Jansen). Further, the options vest and may be exercised in 25% cumulative increments annually from the date of grant subject to earlier termination or extension.

    During the fiscal year ended September 30, 1996, the Company did not grant any options under the 1994 Plan.

THE OUTSIDE DIRECTORS STOCK OPTION PLAN

    The Company and its shareholders have adopted and approved the Outside Directors Stock Option Plan, as amended (the "Plan"). The Plan was adopted in order to enhance the Company's ability to secure and retain highly qualified and experienced individuals who are not regularly salaried employees of the Company to serve as directors of the Company. The Plan provides generally that: (i) the purchase price of the Common Stock under each option granted shall not be less than the fair market value of the

Common Stock on the date of grant; (ii) no director may be granted during any calendar year options to purchase more than 20,000 shares of Common Stock;
(iii) no option may be granted for a period of greater than ten years from the date of grant; and (iv) a maximum of 400,000 shares of Common Stock have been authorized and reserved for issuance under the Plan.

    During the fiscal year ended September 30, 1994, the Company had granted to each of Avis P. Jansen and James Scibelli nonqualified options to purchase 20,000 shares at $6.75 per share until April 26, 2004. During the fiscal year ended September 30, 1995, the Company had granted to each of Avis P. Jansen, James Scibelli and Keven J. Picardo nonqualified options to purchase 20,000 shares at $6.25 per share until April 26, 2005. Each of the foregoing options was granted at an exercise price equal to the fair market value of the Common Stock as of the date of grant. Further, the options vest in 25% increments annually from the date of grant, subject to earlier termination or extension. During the fiscal year ended September 30, 1996, the Company did not grant any options under the Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 20, 1996, by (i) all persons known by the Company to be the owner, of record or beneficially, of more than five percent of the outstanding Common Stock, (ii) each executive officer and director of the Company and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of December 20, 1996 are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person.

    As far as is known to management of the Company, no person owned beneficially more than five percent of the outstanding shares of Common Stock as of December 20, 1996 except as set forth below.

                                        SHARES BENEFICIALLY
    NAME                                        OWNED          PERCENT OF SHARES
    ----                                -------------------    -----------------

Norbert W. Jansen and Avis Jansen,            2,750,000               38.3
  Trustees u/a/d 07/14/93 (1)

Norbert W. Jansen (1)                         2,892,500 (3)           39.5

Avis P. Jansen (1)(2)                         2,892,500 (3)           39.5

Forrest J. Woodward (9)                          42,500 (4)              *

Louis J. Sposato (9)                             67,500 (5)              *

James Scibelli (9)                              420,000 (6)            5.6

Keven J. Picardo (9)                             12,000 (7)              *

Jeffrey P. Jacobs (10)                        1,071,429               14.9

Franklin Custodian Funds, Inc. -              1,281,869 (8)           15.1
  Income Series (9)

Diversified Opportunities Group
  Ltd. (10)                                   1,071,429               14.9

All Executive Officers and Directors
as a group (7 persons)                        4,505,929               57.8

-------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) The business address of Norbert W. Jansen and Avis Jansen, Trustees u/a/d 07/14/93 (the "Jansen Trust"), Norbert W. Jansen and Avis P. Jansen is 3750 Las Vegas Boulevard South, Las Vegas Nevada 89109. Such shares are held of record and beneficially by The Jansen Trust but may be deemed to also be beneficially owned by Mr. Jansen (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) since, as trustee of The Jansen Trust, Mr. Jansen has the power to direct the voting and disposition of such shares.

(2) Avis P. Jansen is the spouse of Norbert W. Jansen and is also deemed to beneficially own the 2,750,000 shares beneficially owned by Norbert W. Jansen and the Jansen Trust.

(3) Includes options currently exercisable to acquire 127,500 shares of Common Stock owned by Norbert W. Jansen and options currently exercisable to acquire 15,000 shares of Common Stock owned by Avis P. Jansen.

(4) Includes options currently exercisable to acquire 32,500 shares of Common Stock.

(5) Includes options currently exercisable to acquire 67,500 shares of Common Stock.

(6) Includes options currently exercisable to acquire 15,000 shares of Common Stock and 355,000 redeemable common stock purchase warrants sold by the Company in its initial public offering dated February 11, 1994 (the "Warrants"). Each Warrant entitles the holder thereof to purchase one share of Common Stock at $5.00 per share at any time until February 11, 1998, subject to earlier redemption under certain circumstances.

(7) Includes options currently exercisable to acquire 10,000 shares of Common Stock.

(8) Represents warrants currently exercisable to acquire 1,281,869 shares of Common Stock.

(9) The business address of Messrs. Woodward, Sposato, Scibelli and Picardo is 3750 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The business address of Franklin Custodian Funds, Inc. - Income Series is 777 Mariners Island Blvd., San Mateo, California 94404.

(10) The business address of Jeffrey P. Jacobs and Diversified Opportunities Group Ltd. ("Diversified") is c/o Jacobs Entertainment Ltd., 425 Lakeside Avenue, Cleveland, Ohio 44114. Such shares are held of record and beneficially by Diversified but may be deemed to also be beneficially owned by Mr. Jacobs (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) since Mr. Jacobs has the power to direct the voting and disposition of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Effective October 1, 1993, the Company entered into a subscription agreement (the "VC Subscription Agreement") with all of the partners of VC, Ltd., Limited Partnership, an affiliated Nevada limited partnership ("VC"). The sole general partner of VC was Holiday Gifts, Inc., a Nevada corporation ("HGI") whose sole shareholders are Norbert W. Jansen and Avis P. Jansen, founders, directors, executive officers and the principal shareholders of the Company. VC owned certain real property upon which VC owned and operated the Boardwalk Hotel. Pursuant and subject to the terms and conditions of the VC Subscription Agreement, the Company acquired all of the VC partners' interests in and to VC, including the real property and the Boardwalk Hotel (the "Hotel Assets"), by the issuance to the VC partners of an aggregate of 1,485,714 unregistered shares of Common Stock. Of these 1,485,714 shares, HGI received 757,714 shares as general partner of VC and 16,000 shares as a limited partner.

    As a result of the foregoing transaction, the Company acquired all of the liabilities of VC, including the obligations of VC to Bank of America Nevada f/k/a Valley Bank of Nevada pursuant to certain promissory notes of VC dated April 25, 1985 in the original principal amount of $4,000,000 and dated December 1, 1987 in the original principal amount of $1,000,000 (collectively, the "Bank Loans").

    Effective October 1, 1993, the Company entered into a purchase and sale agreement (the "Jansen Acquisition Agreement") with Norbert W. Jansen ("Jansen"), the then president, principal shareholder and a director of the Company. Jansen owned certain real property upon which HGI operated the Boardwalk Casino. Pursuant and subject to the terms and conditions of the Jansen Acquisition Agreement, the Company acquired all of Jansen's interests in and to the real property and the Boardwalk Casino (the "Casino Assets") by the issuance to Jansen of 1,605,250 unregistered shares of Common Stock. As a result of this transaction and as part of the consideration paid by the Company, the Casino Assets continued to secure the obligations of VC to Bank of America Nevada f/k/a Valley Bank of Nevada in connection with the Bank Loans.

    Effective October 1, 1993, the Company entered into a purchase and sale agreement (the "HGI Acquisition Agreement") with HGI. Pursuant to prior leases formerly with VC, Jansen and the Company, HGI operated, among other things, the casino and related facilities at the Holiday Inn-Registered Trademark- Casino Boardwalk and was the owner of certain gaming equipment and related assets used in connection therewith. Pursuant and subject to the terms and conditions of the HGI Acquisition Agreement, the Company acquired all of HGI's interests in and to the casino leases and its gaming equipment and devices (the "Gaming Assets") by the issuance to HGI of 759,036 unregistered shares of Common Stock.

    The Company did not obtain any independent market appraisal nor engage an investment banker to render any opinion with respect to the fairness to the Company from a financial point of view of the consideration paid by the Company in each of the foregoing transactions. However, the Company believes that the terms of each of the foregoing agreements are at least as favorable as could have been obtained from non-affiliated third parties.

    A personal loan to the Jansens, the proceeds of which were advanced to the Company in 1987, was collateralized by a second trust deed on certain real and personal property of the Company. Monthly payments of $3,330, including 14% interest, were made to the Jansens through September 30, 1993. On October 1, 1993, the Jansens converted their outstanding loans and advances to equity, including this loan with a balance of $195,483; the loan was paid in full in August 1994.

    In 1993, a parcel of land was quitclaimed to Norbert W. Jansen and, accordingly, Mr. Jansen's loans and advances were reduced by the fair market value of the land, which exceeded its historical cost by $115,000.

    From October 1, 1993 through February 11, 1994, HGI operated the casino business of the Company subject to a lease (the "Interim Lease"). The Interim Lease provided for monthly rentals of $32,500. During this period, the Company paid certain overhead and general and administrative expenses on behalf of HGI aggregating $56,780. This amount was recorded by the Company as a receivable from HGI. Upon the completion of the initial public offering, the Interim Lease terminated and the Company acquired possession of the casino and title to the gaming assets for a nominal amount.

    In October 1994, the Company agreed to assume the $95,000 liability of Mr. Jansen in connection with the settlement of certain litigation covering a claim for architectural fees allegedly incurred in designing a building to be built upon property owned by the Company. The settlement resulted in a significant discount of the fees sought and the acquisition of the intellectual property rights in the building and plans. The Company agreed to assume Mr. Jansen's liability since his efforts to build the building were undertaken on behalf of the Company, and not in his individual capacity.

    On January 10, 1996, the Company borrowed $500,000 from Mr. Norbert Jansen and issued to Mr. Jansen a 12% uncollateralized promissory note payable upon the earlier of the completion of a proposed private placement equity offering or September 30, 1996. The Company utilized the proceeds of this loan to repay, in part, a note payable to an unaffiliated third party. On September 25, 1996, the Company repaid the loan to Mr. Jansen in full.

    On March 29, 1996, the Company borrowed $500,000 from Mr. Norbert Jansen and issued to Mr. Jansen a 12% uncollateralized promissory note payable upon the earlier of the completion of a proposed private placement equity offering or September 30, 1996. In addition, on March 29, 1996, the Company borrowed $500,000 from Mr. James Scibelli and issued to Mr. Scibelli a 10% uncollateralized promissory note payable upon the earlier of the completion of a proposed private placement equity offering or November 1, 1996. The Company utilized the proceeds of these loans to satisfy certain indebtedness due April 1, 1996. On September 25, 1996, the Company repaid the loans to Messrs. Jansen and Scibelli in full.

    In April 1996, the Company borrowed $250,000 from Mr. Norbert Jansen and issued to Mr. Jansen a 10% uncollateralized promissory note payable on demand after 90 days. The Company utilized the proceeds of this loan as working capital. On September 25, 1996, the Company repaid the loan to Mr. Jansen in full.

    During the fiscal years ended September 30, 1995 and 1996, the Company leased office space for certain executive and administrative employees from Norbert W. Jansen for approximately $8,375 per month, totaling $43,874 and $101,375, respectively. The Company believes that the rent charged was fair and reasonable and on as beneficial terms as could have been obtained from an unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.

    Effective October 1, 1996, in connection with the private transaction with Diversified Opportunities Group Ltd., the Company entered into a lease agreement (the "Lease Agreement") as the tenant with The Jansen Trust as the landlord.
The Lease Agreement covers certain land to the north of the hotel and casino (the "Property") which enables the Company to control the use of the Property and provides the Company with an option to purchase the Property for possible expansion of the hotel and casino.

    The Property consists of approximately 1.07 acres of land and has 150 feet of frontage on the Strip. It currently contains a two-story office building which is leased to several retail and office tenants, including the executive and administrative offices of the Company. The Lease Agreement commenced October 1, 1996 and has a term of 24 months, with an option to extend the lease term for an additional five years and a second, successive, option to extend it an additional 23 years. The base rent of $70,000 per month ($840,000 per year) is subject to adjustment after five years. In addition, the Lease Agreement grants the Company an option to purchase the Property under certain terms and conditions. The Company believes that the terms of the Lease Agreement are fair and reasonable and on as beneficial terms as could be obtained from an unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.

    In September 1996, the Company entered into a long term lease with HGI with respect to the gift shop within the hotel-casino covering approximately 1,000 square feet for an initial term of ten years, with a 5-year option, at a base monthly lease payment of the greater of $5.00 per square foot or 10% of the tenant's gross sales. Prior to September 1996, the Company leased to HGI a different and smaller store on its property as a gift shop at a monthly rental of $1,000.

    All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties. Any loans to officers, affiliates and/or shareholders of the Company are subject to the approval by a majority of the disinterested directors of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

         3.1  Restated Articles of Incorporation of the Registrant.*

         3.2 Certificate of Amendment of Articles of Incorporation of the Registrant.**

         3.3  Bylaws of the Registrant.*

         4.1  Form of Warrant Agreement.*

         4.2 Indenture between Boardwalk Casino, Inc., Issuer and Shawmut Bank, N.A., Trustee for $40,000,000 16.5% First Mortgage Notes Due March 31, 2005, Dated as of April 7, 1995.*

         10.1 Outside Directors Stock Option Plan of Boardwalk Casino, Inc.**

         10.2 1994 Stock Compensation Plan of Boardwalk Casino, Inc.**

         10.3 Employment Agreement between Boardwalk Casino, Inc. and Norbert
              W. Jansen.**

         10.4 Employment Agreement between Boardwalk Casino, Inc. and Louis J. Sposato.**

         10.5 Employment Agreement between Boardwalk Casino, Inc. and Forrest
              J. Woodward, II.***

         10.6 Subscription Agreement between the Company and the Partners of VC, Ltd., Limited Partnership (the "VC Subscription Agreement").*

         10.7 Acquisition Agreement between the Company and Norbert W. Jansen (the "Jansen Acquisition Agreement").*

         10.8 Acquisition Agreement between the Company and Holiday Gifts, Inc. (the "HGI Acquisition Agreement").*

         10.9  Holiday Inns Franchising, Inc. License Agreement with the
               Company.*

         10.10 Purchase Agreement dated as of September 24, 1996, by and among Diversified, Jansen and the Company.

         10.11 Convertible Subordinated Note dated September 24, 1996, executed by the Company in favor of Diversified.

         10.12 Option and Proxy Agreement dated as of September 24, 1996, by and among Diversified, Jansen and the Company.

         10.13 Registration Agreement dated as of September 24, 1996, by and between Diversified and the Company.

         10.14 Lease Agreement effective as of October 1, 1996, by and between Jansen and the Company.

         23.1 Consent of Coopers & Lybrand L.L.P., independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-05019 and 333-05021) of their report dated November 27, 1996, included in the Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1996.

         27.1  Financial Data Schedule.

    __________

     * - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2 and Post Effective Amendments thereto, file number 33-71816-LA, declared effective February 11, 1994, June 29, 1995 and February 6, 1996.

    ** - incorporated by reference to the Report on Form 10-KSB for the fiscal year ended September 30, 1994, file number 1-12780.

   *** - incorporated by reference to the Report on Form 10-KSB for the fiscal year ended September 30, 1995, file number 1-12780.


    (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOARDWALK CASINO, INC.
                                            Registrant


Date: 1/13/97                          By: /s/ FORREST J. WOODWARD
                                          -----------------------------------
                                          Forrest J. Woodward, President and
                                          Chief Operating Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    NAME                                    TITLE                       DATE
    ----                                    -----                       ----

DECEASED                          Chief Executive Officer and
-----------------------------     Chairman of the Board of Directors
Norbert W. Jansen

/s/ AVIS P. JANSEN                Vice President and Director          1/13/97
-----------------------------
Avis P. Jansen


/s/ LOUIS J. SPOSATO              Chief Financial Officer,             1/13/97
-----------------------------     Secretary, Treasurer and Director
Louis J. Sposato

/s/ JAMES SCIBELLI                Director                             1/13/97
-----------------------------
James Scibelli

/s/ KEVEN J. PICARDO              Director                             1/13/97
-----------------------------
Keven J. Picardo


/s/ JEFFREY P. JACOBS             Director                             1/13/97
-----------------------------
Jeffrey P. Jacobs