Form 10QSB
period 1996-12-31
BOARDWALK CASINO INC
filed 1997-02-13
CIK 915281

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  DECEMBER 31, 1996        Commission file number   1-12780
                    -----------------                                 -------

                            BOARDWALK  CASINO, INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

        STATE OF NEVADA                                 88-0304201
   ------------------------               -----------------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)


           3750 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS,  NEVADA    89109
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

      Issuer's telephone number, including area code          (702) 735-2400


-------------------------------------------------------------------------------
                Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X       No
                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:

                Class                       Outstanding at December 31, 1996
   -----------------------------            --------------------------------
   Common Stock, $.001 par value                        7,179,429


Transitional Small Business Disclosure Format


              Yes            No   X
                                -----

                                BOARDWALK CASINO, INC.
                                   BALANCE  SHEETS

                                        ASSETS

                                                           DECEMBER 31,      SEPTEMBER 30,
                                                              1996              1996
                                                           ------------      -------------
                                                            (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents...........................      $  4,794,365        $  4,772,549
   Receivables, net of allowance for doubtful
     accounts of $17,105 and $17,105..................          797,825             439,857
   Inventory..........................................           89,616              73,719
   Prepaid expenses...................................          719,036             573,964
                                                            -----------         -----------
     Total current assets.............................        6,400,842           5,860,089
                                                            -----------         -----------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $6,435,069 and $5,705,685..........       55,941,574          55,486,285
                                                            -----------         -----------
OTHER ASSETS:
   Deferred costs, net of accumulated amortization
     of $333,255 and  $239,436........................       1,554,059           1,645,090
   Other..............................................         179,485             179,485
                                                           -----------         -----------
      Total other assets..............................       1,733,544           1,824,575
                                                           -----------         -----------
      Total assets....................................     $64,075,960       $  63,170,949
                                                           -----------         -----------
                                                           -----------         -----------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................    $  1,165,175        $  1,281,657
  Construction accounts payable.......................         138,170             171,283
  Accrued expenses....................................       4,314,058           2,547,615
  Current maturities of contracts and notes payable...       2,921,977           3,115,522
                                                           -----------         -----------
     Total current liabilities.........................      8,539,380           7,116,077
                                                            -----------         -----------
LONG-TERM DEBT, less current portion...................     40,958,787          40,909,523

CONTRACTS AND NOTES PAYABLE, less current portion......      3,057,203           3,400,234
                                                           -----------         -----------
      Total liabilities................................     52,555,370          51,425,834
                                                           -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares
    authorized, none issued.............................        -                   -
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 7,179,429 issued  and outstanding.......        7,179               7,179
  Additional paid-in capital.............................   22,435,083          22,435,083
  Accumulated deficit....................................  (10,921,672)        (10,697,147)
                                                           -----------         -----------
        Total shareholders' equity.......................   11,520,590          11,745,115
                                                           -----------         -----------
        Total liabilities and shareholders' equity.......$  64,075,960      $  63,170,949
                                                           -----------         -----------
                                                           -----------         -----------

                          See notes to financial statements.

                                BOARDWALK CASINO, INC.
                           STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31,

                                                   1996               1995
                                               ------------       -----------
REVENUES:
    Casino................................     $  5,080,980      $  2,395,376
    Rooms.................................        3,278,229           764,708
    Food and beverage.....................        1,484,656           748,165
    Other.................................          476,186            59,312
                                               ------------      ------------
      Gross revenue.......................       10,320,051         3,967,561
                                               ------------      ------------
Less promotional allowances...............         (513,845)         (207,903)
                                               ------------      ------------
                                                  9,806,206         3,759,658
COSTS AND EXPENSES:
    Casino................................        3,006,687         1,805,309
    Rooms.................................        1,205,274           450,145
    Food and beverage.....................        1,519,699           827,421
    Other.................................           76,416            24,039
    Selling, general and administrative...        1,668,680           946,245
    Depreciation and amortization.........          823,204           473,641
                                               ------------      ------------
                                                  8,299,960         4,526,800
                                               ------------      ------------
Income  (loss) from operations..............      1,506,246          (767,142)
                                               ------------      ------------
OTHER (INCOME) EXPENSE:
    Interest income.........................        (41,101)         (223,923)
    Interest expense........................      1,964,157         2,109,301
    Interest capitalized....................       (192,286)         (397,020)
                                               ------------      ------------
                                                  1,730,770         1,488,358
                                               ------------      ------------
Income (loss) before income taxes...........       (224,524)       (2,255,500)
Income tax provision........................           -                -
                                               ------------      ------------
Net income (loss) ..........................    $  (224,524)    $  (2,255,500)
                                               ------------      ------------
                                               ------------      ------------
EARNINGS (LOSS) PER SHARE...................       $  ( .03)         $  ( .37)
                                               ------------      ------------
                                               ------------      ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...     7,179,429         6,077,800
                                               ------------      ------------
                                               ------------      ------------

                          See notes to financial statements.

                                BOARDWALK CASINO, INC.
                         STATEMENT OF CASH FLOWS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31,


                                                                    1996             1995
                                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)........................................   $  (224,524)       $  (2,255,500)
                                                                -----------          -----------
    Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
         Depreciation and amortization.......................       823,204              473,641
         Amortization of original issue discount.............        49,194              541,851
         Changes in operating assets and liabilities
               (Increase) decrease in  receivables...........      (357,968)            (427,253)
               (Increase) decrease in inventory..............       (15,897)              (2,500)
               (Increase) decrease in prepaid expenses.......      (145,072)             (15,102)
               Increase (decrease) in payables and accrued
                 expenses....................................     1,616,847             (242,195)
                                                                -----------          -----------
    Net cash provided (used) by operating activities........      1,745,784           (1,927,058)
                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures....................... .......     (1,091,843)          (5,136,718)
          (Increase) decrease in restricted cash
             equivalents....................................          -                2,681,921
          (Increase) decrease in deferred costs.............         (2,788)                -
          (Increase) decrease in other assets...............          -                  (97,011)
                                                                -----------          -----------
    Net cash provided (used) by investing activities........     (1,094,631)          (2,551,808)
                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments of notes and contracts payable..       (421,540)             (66,378)
         Proceeds from borrowings, net of issuance costs....           -               1,850,000
         Principal payments of long-term debt...............           -                 (18,370)
         Principal payments of capital lease obligations....       (207,797)                -
                                                                -----------          -----------
    Net cash provided (used) by financing activities........       (629,337)           1,765,252
                                                                -----------          -----------

Net increase (decrease)  in cash.............................        21,816           (2,713,614)
Cash and equivalents, beginning of period....................     4,772,549            3,650,236
                                                                -----------          -----------
Cash and equivalents, end of period..........................   $ 4,794,365          $   936,622
                                                                -----------          -----------
                                                                -----------          -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest...................................   $   155,874          $ 2,405,460

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquisitions financed by
         contracts payable.................................     $    92,832          $   973,791

                          See notes to financial statements.

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

    Boardwalk Casino, Inc. ("BCI") was formed in July 1993 for the purpose of operating a casino and a hotel (the "Boardwalk Hotel and Casino") in Las Vegas, Nevada.

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal
year ended September 30, 1996.   In the opinion of management, all
adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

PROMOTIONAL ALLOWANCES

    The retail value of hotel accommodations, food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocation.

RECLASSIFICATIONS

    Certain amounts in the quarter ended December 31, 1995 financial statements have been reclassified to conform with the quarter ended December 31, 1996.

2.   CONSTRUCTION OBLIGATIONS:

         The Company is currently constructing a 2nd floor buffet, which is expected to be completed by March 1997. A general contractor has been engaged for the construction activities relating to the buffet. Of the approximate $2,507,000 total estimated cost to complete the buffet, the Company has expended approximately $454,600 as of December 31, 1996, leaving an unexpended balance of approximately $2,052,400.

3.  EARNING PER COMMON SHARE:

    Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Warrants and options to purchase common stock which were issued in 1994 through 1996 were excluded from the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

4.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:

    The Company had net losses of $224,524 and $2,255,500 in the first quarters of 1997 and 1996, respectively, and has a working capital deficiency of approximately $2,139,000 at December 31, 1996.

    With the completion of the new hotel tower and expanded casino, restaurant, buffet and meeting rooms opened and the presence of its neighbors (Monte Carlo - June 21, 1996 and New York, New York, - January 3, 1997), management expects to generate cash flows from operations to improve on its working capital position in fiscal 1997.

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


4.   OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS, CONTINUED:

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At December 31, 1996 the Company owes $1,650,000 in interest on the $40,000,000 debt towards a $3,300,000 interest payment due March 31, 1997.

    The Company is currently constructing a 2nd floor buffet, which is expected to be completed by March 1997. A general contractor has been engaged for the construction activities relating to the buffet. Of the approximate $2,507,000 total estimated cost to complete the buffet, the Company has expended approximately $454,600 as of December 31, 1996, leaving an unexpended balance of approximately $2,052,400.

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

    Management believes that the combination of expected cash flows from operations in 1997, and the available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997. The outstanding warrants to purchase common stock at December 31, 1996 also represent a potential significant source of capital to the Company, although management cannot control or accurately predict the timing of proceeds from the exercise of warrants.

5.  COMMITMENTS AND CONTINGENCIES:

    The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial position, results of operation or cash flows.

GAMING TAX ASSESSMENT

    In fiscal year 1996, based on the advice of legal counsel, the Company accrued a total loss contingency of $500,000 related to a gaming tax assessment from the Nevada Gaming Control Board ("NGCB"). The Company plans to appeal the assessment; however, the likelihood of a successful outcome cannot be determined.

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


5.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

OFFICE SPACE LEASE

    The Company leased office space and storage facilities for its corporate offices from the majority shareholders for approximately $8,375 per month for the previous year.

    Effective October 1, 1996, the Company amended the lease and the monthly rental increased to approximately $70,000 per month. The lease term is for two years and allows the Company to use the facilities for any purpose. The Company has options to extend the lease up to an additional 28 years. The lease agreement provides the Company with the first right of refusal to purchase the land and building at their fair value should the shareholders decide to sell them. The lease agreement also entitles the Company to the rental income from the existing lessees during the lease term. The existing lessees are on short-term renewable leases with current rents totaling approximately $28,000 per month.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    Income from operations has increased $2,273,388 or 296% to $1,506,246 for the three months ended December 31, 1996 compared to an operating loss of $767,142 for the three months ended December 31, 1995. The results of operations for the first quarter ended December 31, 1996 reflects the positive impact of increased revenues associated with opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996), increased pedestrian traffic resulting from an elimination of construction activities that blocked access and the opening of a major resort next to the Company's property, the availability of 550 additional parking spaces during the second quarter of 1996 from the second parking garage, the attraction of several significant patrons to the race and sports books and the retaining of a professional sales department, which has since opened several corporate accounts.

    The Company is currently constructing a 2nd floor buffet, which is expected to be completed by March 1997. A general contractor has been engaged for the construction activities relating to the buffet. Of the approximate $2,507,000 total estimated cost to complete the buffet, the Company has expended approximately $454,600 as of December 31, 1996, leaving an unexpended balance of approximately $2,052,400. The balance of the construction will be financed using existing cash, operating cash flow and cash available from other sources as more fully described in "Liquidity and Capital Resources."

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

    The Company had income from operations of $1,506,246 in the first quarter of 1997 compared to an operating loss of $767,142 in the first quarter of prior year, an increase of $2,273,388.

    The $2,273,388 increase in operating income was primarily due to a greater increase in revenues than the associated increase in costs and expenses. The first quarter net revenues were $9,806,206 compared to $3,759,658 for the same period in fiscal 1996, an increase of 161% ($6,046,548). Total costs and expenses increased 83% ($3,773,160) to $8,299,960 for the first quarter in fiscal 1997, from $4,526,800 during the same period in fiscal 1996.

CASINO OPERATIONS

    Gaming revenues increased 112% ($2,685,604) to $5,080,980 for the first quarter in fiscal 1997, from $2,395,376 when compared to the same period in
fiscal 1996.    The increase was due to: (i) increased race and sports book activity that generated an additional $1,144,274 (139%) to $1,966,044 in revenue for the current quarter from $821,770 for the first quarter last year,
(ii) increased slot machine revenue of $1,001,231 (80%) to $2,249,752 for the current quarter from $1,248,521 for the first quarter last year and (iii) increased table game play generated an additional $540,099 (166%) to $865,184 in revenue for the current quarter from $325,085 for the first quarter last year.

    Casino expenses increased $1,201,378 (67%) to $3,006,687 for first quarter in fiscal 1997 from $1,805,309 for the same period of 1996. The increase in casino expenses were due to: (i) additional gaming taxes of $311,856, (ii) additional payroll expenses of $305,663 and (iii) additional race wire fees of $522,697.

ROOM OPERATIONS

    Gross room revenues increased $2,513,521 or 329%, to $3,278,229 for the first quarter 1997 from $764,708 for the comparable quarter in fiscal 1996. This reflects the positive impact of the opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996) and the retaining of a professional sales department, which has since opened several corporate accounts.

    Room nights available increased 42,237 (228%) to 60,729 room nights available for the current quarter from 18,492 for the same period of last year. Room nights occupied increased 34,831 (319%) to 45,747 room nights occupied for the first quarter of fiscal year 1997 from 10,916 for the same period of 1996. The occupancy percentage increased to 75.3% for the first quarter of 1997 compared to 59.0% for the same period of fiscal 1996. The average room rate increased $1.61 to $71.66 for the current period.

    Promotional allowance for rooms increased $65,271 (579%) to $76,546 for the current period compared to $11,275 for the same period of 1996. The increase in promotional or complimentary rooms to qualified individuals was due to the increase in available rooms from the completed hotel tower. Net room revenues increased $2,448,250 or 325% to $3,201,683 for the first quarter of fiscal 1997 from $753,433 for the same period of 1996.

    Hotel expenses increased $755,129 or 168%, to $1,205,274 for first quarter 1997 from $450,145 for the same period of 1996. The increased expenses reflect the expanded support services necessary to handle the 319% increase in occupied room nights as follows; (i) personnel costs increased $464,368, (ii) Franchise and Holiday Inn-Registered Trademark- promotional fees increased $162,646,
(iii) additional linen, laundry and room supplies totaled $70,006 and (iv) additional credit card fees of $43,121.

FOOD AND BEVERAGE OPERATIONS

    Gross food and beverage revenues increased $736,491 or 98%, to $1,484,656 for the first quarter 1997 from $748,165 for the comparable quarter in fiscal 1996. The increase in gross food and beverage revenues was attributable to the following: (i) an additional 73,000 (365%) guests staying in the hotel totaling 92,997 guests for the first quarter of fiscal 1997 compared to 19,997 for the same period of fiscal 1996, (ii) increased pedestrian traffic and (iii) the average check per cover charge for the restaurant increased by 15%.

    Promotional allowance for food and beverage increased $240,671 (122%) to $437,299 for the current period compared to $196,628 for the same period of 1996. Net food and beverage revenues increased $495,820 or 90% to $1,047,357 for the first quarter of fiscal 1997 from $551,537 for the same period of 1996.

    Food and beverage expenses increased $692,278, or 84%, to $1,519,699 for first quarter 1997 from $827,421 for the same period of fiscal 1996. This is the direct result of increased cost of sales and additional wages and benefits resulting from the increased seating capacity and additional beverage outlet.

OTHER REVENUES AND EXPENSES

    Other revenues increased $416,874, or 703%, to $476,186 for the first quarter 1997 from $59,312 for the same period of fiscal 1996. The increase of other revenues consists principally of the following: (i) increased rents from retail space of $211,276, (ii) additional fees of $134,472 from increased guest telephone usage, in-room movies and commissions on phones and (iii) increased revenues from arcade games, guest laundry services and ATM rebates.

    Other expenses increased $52,377, or 218%, to $76,416 for the first quarter 1997 from $24,039 for the same period of fiscal 1996. The increase of other expenses is principally due to costs associated with increased revenues from telephone calls by guests, movies and vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $722,435, or 76%, to $1,668,680 for first quarter 1997 from $946,245 for the same period of fiscal 1996. The increase was due primarily to (i) a master lease on the adjacent building housing the administrative staff which increased rents by $184,875,
(ii) executive, administrative, security, count teams and porters were increased at a cost of $141,834, (iii) advertising costs increased $94,044, (iv) utilities expense increased $81,563, (v) legal and professional fees increased by 64,672 (vi) general insurance increased $42,382 and (vii) the remaining increase was from entertainment, complimentaries for administrative purposes, promotions and facility repairs and supplies.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $823,204 in the first quarter in fiscal 1997, reflecting a $349,563 (74%) increase over the first quarter in fiscal 1996 amount of

$473,641 due to the depreciable costs of the hotel tower with furnishings, parking garages, improvements to facilities and additional casino equipment.

OTHER INCOME AND EXPENSES

    Interest income decreased $182,822 to $41,101 in the first quarter of fiscal 1997 compared to $223,923 for the first quarter of 1996. Interest income relates to the Company's investments in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper. Management expects interest income to continue to decrease in 1997 as funds are used to pay for the remaining portion of phase three of the Expansion.

    Interest expense decreased to $1,964,157 in the first quarter of fiscal 1997 from $2,109,301 in the first quarter of fiscal 1996. Approximately $192,286 of interest was capitalized in the first quarter of fiscal year 1997 in connection with the Expansion, compared to $397,020 for the same period of 1996. The expenditures of the second floor gave rise to the interest capitalized in the current quarter and the hotel tower, second parking garage and 2nd floor of the casino gave rise to the capitalized interest for the first quarter of fiscal 1996. The hotel tower and 2nd parking garage were completed in the second quarter of 1996.

INCOME TAX PROVISION

    No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had unrestricted cash assets of $4,794,365 (7.5% of total assets) at December 31, 1996 compared to $4,772,549 (7.6% of total assets) at September 30, 1996. The ratio of current assets to current liabilities was .75 to 1 at December 31, 1996 and .82 to 1 September 30, 1996.

    With the completion of the new hotel tower and expanded casino, restaurant, buffet and meeting rooms opened and the presence of its neighbors (Monte Carlo - June 21, 1996 and New York, New York, - January 3, 1997), management expects to generate cash flows from operations to improve on its working capital position in fiscal 1997.

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At December 31, 1996 the Company owes $1,650,000 in interest on the $40,000,000 debt towards a $3,300,000 interest payment due March 31, 1997.

    The Company is currently constructing a 2nd floor buffet, which is expected to be completed by April 1997. A general contractor has been engaged for the construction activities relating to the buffet. Of the approximate $2,507,000 total estimated cost to complete the buffet, the Company has expended approximately $454,600 as of December 31, 1996, leaving an unexpended balance of approximately $2,052,400.

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

    Management believes that the combination of expected cash flows from operations in 1997, and the available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997. The outstanding warrants to purchase common stock at December 31, 1996 also represent a potential significant source of capital to the Company, although management cannot control or accurately predict the timing of proceeds from the exercise of warrants.

                              BOARDWALK CASINO, INC.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  A special meeting of shareholders held December 19, 1996.

    (b)  One matter was voted upon at the special meeting as follows:

    Proposal 1:  To approve the amendment to the articles of incorporation increasing the authorized common stock, $.001 par value, from 15,000,000 shares to 50,000,000 shares.

                         For:         6,661,246
                         Against         89,464
                         Abstain         39,612
                         Not Voted      389,107

Item 5.  Other Information

         (a) On December 5, 1996, the Board of Directors has named Jeffrey P. Jacobs as a Director. Mr. Jacobs, through Diversified Opportunities Group Ltd., a company controlled by Jacobs Entertainment Ltd., previously invested $9,000,000 in Boardwalk in a combination of convertible debt and common stock. Mr. Jacobs' application for a gaming license is pending before the Nevada State Gaming Commission, however, he has received the appropriate waiver required to accept this board position. In a separate transaction, Diversified Opportunities purchased 317,589 shares of Boardwalk from the Chairman and CEO, Norbert Jansen, bringing their total holdings to 1,071,429 shares.

         (b) On January 20, 1997, the Board of Directors has elected Avis P. Jansen as Chairperson of the Board of Directors. Ms. Jansen replaces her husband, and Boardwalk founder, Norbert Jansen. Mr. Jansen succumbed to cancer on January 6, 1997.

              Pursuant to the loss of Mr. Jansen, the Company announced the formation of an "Executive Search Committee" whose primary function will be to fill the Chief Executive Officer position.

Item 6.       Exhibits and Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOARDWALK CASINO, INC.
                                  -------------------------------
                                            Registrant



Date      02/12/97                Forrest Woodward, II
                                  ------------------------------
                                  President and
                                   Chief Operating Officer


Date      02/12/97                Louis J. Sposato
                                  ------------------------------
                                  Chief Financial Officer