Form 10QSB
period 1997-03-31
BOARDWALK CASINO INC
filed 1997-05-13
CIK 915281

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  MARCH 31, 1997              Commission file number  1-12780
                   ---------------                                    ----------

                               BOARDWALK  CASINO, INC.
  ------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

    STATE OF NEVADA                                  88-0304201
 -----------------------                -----------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

     3750 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA            89109
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code        (702) 735-2400
                                                      --------------

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


              Yes   X        No
                   ----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:


         Class                                Outstanding at March 31, 1997
-----------------------------                 -----------------------------
Common Stock, $.001 par value                           7,179,429



Transitional Small Business Disclosure Format


              Yes                 No      X

                                BOARDWALK CASINO, INC.
                                   BALANCE  SHEETS

                                        ASSETS



                                                                                    MARCH 31,      SEPTEMBER 30,
                                                                                         1997           1996
                                                                                   -------------- --------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ..................................................... $  2,310,188   $  4,772,549
    Receivables, net of allowance for doubtful
         accounts of $3,276 and $17,105............................................      548,768        439,857
    Inventory .....................................................................      100,970         73,719
    Prepaid expenses ..............................................................      765,603        573,964
                                                                                   -------------- --------------
             Total current assets .................................................    3,725,529      5,860,089
                                                                                   -------------- --------------

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $7,165,988 and $5,705,685 .....................................   57,602,049     55,486,285
                                                                                   -------------- --------------

OTHER ASSETS:
    Deferred costs, net of accumulated amortization
         of $427,074 and $239,436..................................................    1,460,171      1,645,090
    Other .........................................................................      309,695        179,485
                                                                                   -------------- --------------
             Total other assets ...................................................    1,769,866      1,824,575
                                                                                   -------------- --------------
             Total assets ......................................................... $ 63,097,444   $ 63,170,949
                                                                                   -------------- --------------
                                                                                   -------------- --------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .............................................................. $  1,601,260   $  1,281,657
    Construction accounts payable .................................................      516,667        171,283
    Accrued expenses ..............................................................    2,819,485      2,547,615
    Current maturities of contracts and notes payable..............................    3,455,007      3,115,522
                                                                                   -------------- --------------
             Total current liabilities ............................................    8,392,419      7,116,077
                                                                                   -------------- --------------

LONG-TERM DEBT, less current portion ..............................................   41,011,801     40,909,523

CONTRACTS AND NOTES PAYABLE, less current portion .................................    2,636,575      3,400,234
                                                                                   -------------- --------------
             Total liabilities ....................................................   52,040,795     51,425,834
                                                                                   -------------- --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 15,000,000 shares
         authorized, none issued ..................................................         -              -
    Common stock, $.001 par value; 50,000,000 shares
         authorized; 7,179,429 issued
         and outstanding ..........................................................        7,179          7,179
    Additional paid-in capital ....................................................   22,435,083     22,435,083
    Accumulated deficit ...........................................................  (11,385,613)   (10,697,147)
                                                                                   -------------- --------------
             Total shareholders' equity ...........................................   11,056,649     11,745,115
                                                                                   -------------- --------------
             Total liabilities and shareholders' equity ........................... $ 63,097,444   $ 63,170,949
                                                                                   -------------- --------------
                                                                                   -------------- --------------



                                             See notes to financial statements.

                                                  BOARDWALK CASINO, INC.
                                             STATEMENTS OF INCOME (UNAUDITED)


THREE MONTHS ENDED MARCH 31,


                                                                    THREE MONTHS                  SIX MONTHS
                                                                1997            1996           1997         1996
                                                           -------------  -------------  -------------  -----------
REVENUES:
    Casino ..............................................  $  5,507,295   $  4,021,612   $  10,588,275  $  6,416,988
    Rooms ...............................................     2,992,597      1,250,171       6,270,826     2,026,154
    Food and beverage ...................................     1,753,665        922,270       3,238,321     1,670,435
    Other ...............................................       458,525        159,273         934,711       218,585
                                                           -------------  -------------  -------------  ------------
             Gross revenue ..............................    10,712,082      6,353,326      21,032,133    10,332,162
                                                           -------------  -------------  -------------  ------------

Less promotional allowances .............................      (604,536)      (305,874)     (1,118,381)     (513,777)
                                                           -------------  -------------  -------------  ------------
                                                             10,107,546      6,047,452      19,913,752     9,818,385
COSTS AND EXPENSES:
    Casino ..............................................     3,285,007      2,650,671       6,291,694     4,552,933
    Rooms ...............................................     1,230,515        652,699       2,435,789     1,114,119
    Food and beverage ...................................     1,675,830        951,897       3,195,529     1,779,318
    Other ...............................................        54,224         14,412         130,640        38,451
    Selling, general and administrative .................     1,723,976        931,382       3,392,656     1,780,674
    Depreciation and amortization .......................       824,738        494,128       1,647,942       967,769
                                                           -------------  -------------  -------------  ------------
                                                              8,794,290      5,695,189      17,094,250    10,233,264
                                                           -------------  -------------  -------------  ------------

Income  (loss) from operations ..........................     1,313,256        352,263       2,819,502      (414,879)
                                                           -------------  -------------  -------------  ------------

OTHER (INCOME) EXPENSE:
    Interest income .....................................       (36,165)      (127,441)        (77,266)     (351,364)
    Interest expense ....................................     2,023,363      2,040,740       3,987,520     4,150,041
    Interest capitalized ................................      (210,000)      (672,615)       (402,286)   (1,069,635)
                                                           -------------  -------------  -------------  ------------
                                                              1,777,198      1,240,684       3,507,968     2,729,042
                                                           -------------  -------------  -------------  ------------

Income (loss) before income taxes........................      (463,942)      (888,421)       (688,466)   (3,143,921)
Income tax provision  ...................................          -              -               -             -
                                                           -------------  -------------  -------------  ------------
Net income (loss)  ......................................  $   (463,942)  $   (888,421)  $    (688,466) $ (3,143,921)
                                                           -------------  -------------  -------------  ------------
                                                           -------------  -------------  -------------  ------------

EARNINGS (LOSS) PER SHARE ...............................  $       (.06)  $       (.15)  $        (.09) $       (.52)
                                                           -------------  -------------  -------------  ------------
                                                           -------------  -------------  -------------  ------------

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING ..................................     7,179,429      6,080,204       7,179,429     6,080,025
                                                           -------------  -------------  -------------  ------------
                                                           -------------  -------------  -------------  ------------


                                             See notes to financial statements.

                                                    BOARDWALK CASINO, INC.
                                             STATEMENT OF CASH FLOWS (UNAUDITED)




SIX MONTHS ENDED MARCH 31,


                                                                                        1997             1996
                                                                                   -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .........................................................     $  (688,466)    $  (3,143,921)
                                                                                   -------------   ---------------
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation and amortization  ..........................................       1,647,942           967,769
      Amortization of original issue discount .................................         102,278           543,702
      Changes in operating assets and liabilities
        (Increase) decrease in  receivables ...................................        (108,911)         (148,253)
        (Increase) decrease in inventory ......................................         (27,251)           (3,167)
        (Increase) decrease in prepaid expenses................................        (191,639)           12,922
        Increase (decrease) in payables and accrued expenses...................         936,857         3,452,589
                                                                                   -------------   ---------------
    Net cash provided (used) by operating activities ..........................       1,670,810         1,681,641
                                                                                   -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ....................................................      (3,261,501)      (19,776,565)
      (Increase) decrease in restricted cash equivalents ......................            -           12,947,552
      (Increase) decrease in deferred costs ...................................          (2,719)             -
      (Increase) decrease in other assets .....................................        (130,210)         (412,845)
                                                                                   -------------   ---------------
    Net cash provided (used) by investing activities ..........................      (3,394,430)       (7,241,858)
                                                                                   -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments of notes and contracts payable .......................      (1,338,741)       (2,519,054)
      Proceeds from borrowings, net of issuance costs .........................         600,000         5,140,755
      Principal payments of long-term debt ....................................            -             (198,063)
      Proceeds from issuance of common stock and warrants .....................            -            1,878,955
                                                                                   -------------   ---------------
    Net cash provided (used) by financing activities ..........................        (738,741)        4,302,593
                                                                                   -------------   ---------------

Net increase (decrease)  in cash ..............................................      (2,462,361)       (1,257,624)
Cash and equivalents, beginning of period .....................................       4,772,549         5,114,244
                                                                                   -------------   ---------------
Cash and equivalents, end of period ...........................................     $ 2,310,188     $   3,856,620
                                                                                   -------------   ---------------
                                                                                   -------------   ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest ....................................................     $ 3,697,565     $   1,125,591

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquisitions financed by
      contracts payable .......................................................     $   314,567     $   1,208,240
    Discount associated with common stock and
      warrants issued with bridge loan financing ..............................     $      -        $     284,400


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

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal
year ended September 30, 1996.   In the opinion of management, all
adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

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

RECLASSIFICATIONS

    Certain amounts in the quarter and six months ended March 31, 1996 financial statements have been reclassified to conform with the quarter and six months ended March 31, 1997.

2.  CONSTRUCTION OBLIGATIONS:

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,094,560 as of March 31, 1997, leaving an unexpended balance of approximately $460,440.

    The Company has engaged a general contractor for the construction activities relating to the meeting rooms at an estimated cost of $638,000. The project is expected to be completed in the month of June 1997.

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

4.  OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:

    The Company had net losses of $688,466 and $3,143,921 for the six months ended March of 1997 and 1996, respectively, and has a working capital deficiency of approximately $4,666,890 at March 31, 1997.

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


4.  OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS, CONTINUED:

    With the completion of the new hotel tower and expanded casino, restaurant, buffet and meeting rooms opened and the presence of its neighbors (Monte Carlo -June 21, 1996 and New York, New York, - January 3, 1997), management expects to generate cash flows from operations to improve on its working capital position in fiscal 1997.

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At March 31, 1997 the Company paid $3,300,000 in interest on the $40,000,000 debt.

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,094,560 as of March 31, 1997, leaving an unexpended balance of approximately $460,440.

    The Company has engaged a general contractor for the construction activities relating to the meeting rooms at an estimated cost of $638,000. The project is expected to be completed in the month of June 1997.

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

    During the second quarter of 1997 the Company issued a $600,000 short-term note with 13.5% a year interest payable monthly and the principal due September 25, 1997, to a private investor who has provided other short-term financing to the Company in the past.

    The Company violated a covenant in the Indenture with its First Mortgage Lender with the execution of the promissory note in the amount of $600,000; thereby exceeding the limitation of $5,000,000 of working capital indebtedness. The Company plans to cure this default by fiscal year end with full payment of the principal.

    Management believes that the combination of expected cash flows from operations in 1997, and the remaining available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997. The outstanding warrants to purchase common stock at March 31, 1997 also represent a potential significant source

                               BOARDWALK  CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


4.  OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS, CONTINUED:

of capital to the Company, although management cannot control or accurately predict the timing of proceeds, if any, from the exercise of warrants.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

    Income from operations has increased $3,234,381 or 780% to $2,819,502 for the six months ended March 31, 1997 compared to an operating loss of $414,879 for the six months ended March 31, 1996. The results of operations for the first quarter ended March 31, 1997 reflects the positive impact of increased revenues associated with opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996), increased pedestrian traffic resulting from an elimination of construction activities that blocked access and the opening of a major resort next to the Company's property, the availability of 550 additional parking spaces during the second quarter of 1996 from the second parking garage, the attraction of several significant patrons to the race and sports books and the retaining of a professional hotel sales department, which produces room sales in addition to the Holiday Inn -Registered Trademark- reservation system.

    The Company completed construction of a 2nd floor buffet in March 1997.
A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,094,560 as of March 31, 1997, leaving an unexpended balance of approximately $460,440. The balance of the construction will be financed using existing cash, operating cash flow and cash available from other sources as more fully described in "Liquidity and Capital Resources."


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


    The Company had income from operations of $1,313,256 in the second quarter of 1997 compared to $352,263 in the second quarter of the prior year, an increase of $960,993 or 273%.

    The $960,993 increase in operating income was primarily due to a greater increase in revenues than the associated increase in costs and expenses. The second quarter net revenues were $10,107,546 compared to $6,047,452 for the same period in fiscal 1996, an increase of 67% ($4,060,094). Total costs and expenses increased 54% ($3,099,101) to $8,794,290 for the second quarter in fiscal 1997, from $5,695,189 during the same period in fiscal 1996.

CASINO OPERATIONS

    Gaming revenues increased 37% ($1,485,683) to $5,507,295 for the second quarter in fiscal 1997, from $4,021,612 when compared to the same period in fiscal 1996. The increase was primarily due to: (i) increased slot machine revenue of $1,075,072 (69%) to $2,639,344 for the current quarter from $1,564,272 for the second quarter last year, (ii) increased table game play generated an additional $392,560 (76%) to $910,618 in revenue for the current quarter from $518,058 for the second quarter last year and (iii) race and sports revenue increased $18,049.

    Casino expenses increased $634,336 (24%) to $3,285,007 for second quarter
in fiscal 1997 from $2,650,671 for the same period of 1996.   The increase in
casino expenses were due to: (i) additional payroll expenses of $361,021,
(ii) additional gaming taxes of $201,570, (iii) additional race wire fees of $136,171 and (iv) the cost of providing complimentary services increased $100,798. The increases were primarily offset by a decrease in gaming incentives of $148,943.

ROOM OPERATIONS

    Gross room revenues increased $1,742,426 or 139%, to $2,992,597 for the second quarter 1997 from $1,250,171 for the comparable quarter in fiscal 1996. This reflects the positive impact of the opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996) and the retaining of a professional sales department, which has since opened several corporate accounts.

    Room nights available increased 33,386 (132%) to 58,770 room nights available for the current quarter from 25,384 for the same period of last year. Room nights occupied increased 28,016 (140%) to 48,077 room nights occupied for the first quarter of fiscal year 1997 from 20,061 for the same period of 1996. The occupancy percentage increased to 82% for the first quarter of 1997 compared to 79% for the same period of fiscal 1996. The average room rate decreased by $.06 to $62.25 for the current period.

    Promotional allowance  for rooms  increased $52,333 (99%) to $105,294 for
the current period compared to $52,961 for the same period of 1996.   The
increase in promotional or complimentary rooms to qualified individuals was do to the increase in available rooms from the completed hotel tower. Net room revenues increased $1,690,093 or 141% to $2,887,303 for the second quarter of fiscal 1997 from $1,197,210 for the same period of 1996.

    Hotel expenses increased $577,816 or 89%, to $1,230,515 for first quarter 1997 from $652,699 for the same period of 1996. The increased expenses reflect the expanded support services necessary to handle the 140% increase in occupied room nights as follows; (i) personnel costs increased $400,462,
(ii) Franchise and Holiday Inn-Registered Trademark- promotional fees increased $118,307, (iii) additional linen, laundry and room supplies totaled $57,741, (iv) additional credit card fees of $38,619 and (v) increased travel agent fees of $23,566. The gross increases were offset by the allocation of promotional allowance costs. These promotional costs increased by $52,000 and were removed from hotel expenses and reclassified to other departments and capitalized as part of construction activities.

FOOD AND BEVERAGE OPERATIONS

    Gross food and beverage revenues increased $831,395 or 90%, to $1,753,665 for the second quarter 1997 from $922,270 for the comparable quarter in fiscal 1996. The increase in gross food and beverage revenues was attributable to the following: (i) an additional 56,052 (138%) guests staying in the hotel totaling 96,655 hotel guests for the second quarter of fiscal 1997 compared to 40,603 for the same period of fiscal 1996, (ii) increased pedestrian traffic.

    Promotional allowance for food and beverage increased $246,329 (97%) to $499,242 for the current period compared to $252,913 for the same period of 1996. Net food and beverage revenues increased $585,066 or 87% to $1,254,423 for the second quarter of fiscal 1997 from $669,357 for the same period of 1996.

    Food and beverage expenses increased $723,933, or 76%, to $1,675,830 for
second quarter 1997 from $951,897 for the same period of  fiscal 1996.   This
is the direct result of increased cost of sales and additional wages and benefits resulting from the increased seating capacity and additional beverage outlet.

    Food and beverage expenses as a percentage of gross food and beverage revenues decreased to 95.6% for the second quarter of fiscal 1997 from 103.2% for the same period of 1996. This decrease is a direct result of increased casino promotional activity with an increase in food and beverage served on a complimentary basis, which food and beverage costs are included in casino expense.

OTHER REVENUES AND EXPENSES

    Other revenues increased $299,252, or 188%, to $458,525 for the second quarter 1997 from $159,273 for the same period of fiscal 1996. The increase of other revenues consists principally of the following: (i) increased rents from retail space of $145,902, (ii) additional fees of $88,054 from increased guest telephone usage, in-room movies and commissions on phones and (iii) increased revenues from arcade games, guest laundry services and ATM rebates.

    Other expenses increased $39,812, or 276%, to $54,224 for the second quarter 1997 from $14,412 for the same period of fiscal 1996. The increase of other expenses is principally due to costs associated with increased revenues from telephone calls by guests, movies and vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $792,594, or 85%, to $1,723,976 for second quarter 1997 from $931,382 for the same period of fiscal 1996. The increase was due primarily to (i) a master lease on the adjacent building housing the administrative staff which increased rents by $188,250, (ii) executive, administrative, security, count teams and porters salaries were increased at a cost of $56,947, (iii) advertising, complimentary and promotional costs increased $279,454, (iv) utilities expense increased $99,984, (v) legal and professional fees increased by 47,123, (vi) general insurance increased $14,547 and (vii) the remaining increases are from facility repairs and supplies.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $824,738 in the second quarter in fiscal 1997, reflecting a $330,610 (67%) increase over the second quarter in fiscal 1996 amount of $494,128 due to the depreciable costs of the hotel tower with furnishings, parking garages, improvements to facilities and additional casino equipment.

OTHER INCOME AND EXPENSES

    Interest income decreased $91,276 to $36,165 in the second quarter of fiscal 1997 compared to $127,441 for the second quarter of 1996. Interest income relates to the Company's investments in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper. Management expects interest income to continue to decrease in 1997 as funds are used to pay for the remaining portion of phase three of the Expansion.

    Net interest expense increased to $1,813,363 in the second quarter of fiscal 1997 from $1,368,125 in the second quarter of fiscal 1996. Approximately $210,000 of interest was capitalized in the second quarter of fiscal year 1997 in connection with the Expansion, compared to $672,615 for
the same period of 1996.   The expenditures of the second floor gave rise to
the capitalized interest in the current quarter and the hotel tower, second parking garage and 2nd floor of the casino gave rise to the capitalized
interest for the second quarter of fiscal 1996.   The hotel tower and 2nd
parking garage were completed in the second quarter of 1996.


INCOME TAX PROVISION

    No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

    The Company's income from operations increased 780% ($3,234,382) to an operating income of $2,819,503 for the first half of fiscal 1997, from an operating loss of $414,879 when compared to the same period in fiscal 1996. The increase in operating income is primarily due to net revenues increasing 103% ($10,095,367) to $19,913,752 for the second half of fiscal 1997, from
$9,818,385 during the same period in fiscal 1996.   Costs
and expenses increased by 67% ($6,860,985) to $17,094,249 for the first half of fiscal 1997 from $10,233,264 when compared to the same period in fiscal 1996.

CASINO OPERATIONS

    Gaming revenues increased 65% ($4,171,287) to $10,588,275 for the first half of fiscal 1997, from $6416,988 when compared to the same period in fiscal 1996. The increase in revenue was due to: (i) increased slot machine revenue of $2,104,724, (ii) increased race and sports book revenue of $1,162,322 and (iii) increased table game revenue of $904,241.

    Casino expenses increased 38% ($1,738,761) to $6,291,694 for first half 1997 from $4,552,933 for the same period of 1996. The increase in casino expenses were due to: (i) additional payroll expenses of $669,812, (ii) additional gaming taxes of $513,425, (iii) additional race wire fees of $658,868 and (iv) the cost of providing complimentary services increased $140,130. The increases were primarily offset by a decrease in incentive programs of $147,437 and $250,482 in security costs were reflected under casino expenses in 1996 and $304,457 in security costs reflected under general and administrative expenses in 1997.

ROOM OPERATIONS

    Room revenues increased $4,244,672 or 209%, to $6,270,826 for the first half of 1997 from $2,026,154 for the comparable period in fiscal 1996.

    Room nights available increased 74,878 (170%) to 118,846 room nights available for the first six months of fiscal year 1997 from 43,968 for the same period of last year. Room nights occupied increased 63,006 (204%) to 93,824 room nights occupied for the first six months of fiscal year 1997 from 30,818 for the same period of 1996. The occupancy percentage increased to 79% for the first six months of 1997 compared to 70% for the same period of fiscal 1996. The average room rate increased by $1.09 to $66.84 for the current period.

    Promotional allowance  for rooms  increased $117,605 (183%) to $181,841
for the current period compared to $64,236 for the same period of 1996.   The
increase in promotional or complimentary rooms to qualified individuals was do to the increase in available rooms from the completed hotel tower. Net room revenues increased $4,127,067 or 210% to $6,088,985 for the first six months of fiscal 1997 from $1,961,918 for the same period of 1996.

    Room expenses increased $1,321,670 or 119%, to $2,435,789 for first half of 1997 from $1,114,119 for the same period of 1996. The increase in hotel expenses was due to (i) an increase in hotel personnel to service the additional rooms and patrons at an additional cost of $864,830, (ii) increased franchise fees of $288,895, (iii) additional linen, laundry and room supplies totaled $65,682, (iv) additional credit card fees of $81,740 and (v) increased travel agent fees of $66,691. The gross increases were offset by the increase in promotional allowances that were reclassified to other departments.

FOOD AND BEVERAGE OPERATIONS

    Food and beverage revenues increased $1,567,886 or 94%, to $3,238,321 for the first six months of 1997 from $1,670,435 for the comparable period in fiscal 1996. This increase corresponds to the expanded restaurant and bar facilities constructed to serve the additional hotel guests.

    Food and beverage expenses increased $1,416,211, or 80%, to $3,195,529 for first six months of fiscal 1997 from $1,779,318 for the same period of fiscal 1996. The increase in restaurant expenses was due to: (i) an increase in personnel to staff the expanded facilities at a cost of $533,945 and
(ii) the cost  of the increased food and beverage sales.

OTHER REVENUES

    Other revenues increased $716,126 or 328%, to $934,711 for first six months of fiscal 1997 from $218,585 for the same period of fiscal 1996. The increase of other revenues consist principally of rents on retail space, fees for telephone calls from guest rooms and incidental vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $1,611,982, or 91%, to $3,392,656 for first half of fiscal 1997 from $1,780,674 for the same period of fiscal 1996. The increase was due primarily to (i) advertising, complimentary and promotional costs increased $441,504, (ii) a master lease on the adjacent building housing the administrative staff increased rents by $373,125, (iii) executive, administrative, security, count teams and porters salaries were increased at a cost of $399,765 ( $250,482 in security costs were reflected under casino expenses in 1996), (iv) utilities expense increased $188,576, (v) legal and professional fees increased by 111,795, and (vi) the remaining increases are from facility repairs and supplies.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $1,647,942 in the first six months of fiscal 1997, reflecting a $680,173 (70%) increase over the first six
months of fiscal 1996 amount of $967,769.   The increase is due to the
completion's of the new hotel facility and the second parking garage and the acquisitions of additional hotel furnishings and fixtures, slot machines and casino related equipment.

OTHER INCOME AND EXPENSES

    Interest income decreased 78%, ($274,098) to $77,266 in the first six months of fiscal 1997 from $351,364 due to the Company's investment of the proceeds from the issuance of the BCI Notes in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper. Management expects interest income to continue to decrease in 1997 as funds are used to pay for the remaining portion of phase three of the Expansion.

    Net interest expense increased to $3,585,234 in the first six months of fiscal 1997 from $3,080,406 in the first six months of fiscal 1996. Approximately $402,286 of interest was capitalized in the first half of fiscal year 1997 in connection with the construction of the 2nd floor buffet compared to $1,069,635 capitalized in the first half of fiscal year 1995 for the hotel tower and 2nd floor construction.

INCOME TAX PROVISION

    No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $2,310,188 (3.7% of total assets) at March 31, 1997 compared to $4,772,549 (7.6% of total assets) at September 30, 1996. The ratio of current assets to current liabilities was
 .44 to 1 at March 31, 1997 and .82 to 1 at September 30, 1996.

    Although operating activities provided cash flow in 1997 of $1,670,810, the Company had a working capital deficit of approximately $4.7 million at March 31, 1997. The deficit is primarily due to obligations due under short-term financing arrangements.

    Investing activities for fiscal 1997 used approximately $3.4 million resulting from capital expenditures for the expansion.

    Financing activities provided approximately $600,000 from additional borrowings during the year. Such proceeds were offset by $1,339,000 of principal payments on long-term debt notes and contracts payable during fiscal 1997.

    With the completion of the new hotel tower and expanded casino, restaurant, buffet, which opened March 21, 1997, and meeting rooms, scheduled for completion in June 1997, and the presence of its neighbors (Monte Carlo - June 21, 1996 and New York,

New York, - January 3, 1997), management expects to generate cash flows from operations to improve on its working capital position in fiscal 1997.

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At March 31, 1997 the Company paid $3,300,000 in interest on the $40,000,000.

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,094,560 as of March 31, 1997, leaving an unexpended balance of approximately $460,440.

    The Company has engaged a general contractor for the construction activities relating to the meeting rooms at an estimated cost of $638,000. The project is expected to be completed in the month of June 1997.

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

    During the second quarter of 1997 the Company issued a $600,000 short-term note with 13.5% a year interest payable monthly and the principal due September 25, 1997, to a private investor who has provided other short-term financing to the Company in the past.

    The Company violated a covenant in the Indenture with its First Mortgage Lender with the execution of the promissory note in the amount of $600,000; thereby exceeding the limitation of $5,000,000 of working capital indebtedness. The Company plans to cure this default by fiscal year end with full payment of the principal.

    Management believes that the combination of expected cash flows from operations in 1997, and the remaining available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997. The outstanding warrants to purchase common stock at March 31, 1997 also represent a potential significant source of capital to the Company, although management cannot control or accurately predict the timing of proceeds, if any, from the exercise of warrants.

                                BOARDWALK CASINO, INC.

                             PART II - OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information

              (a)  On January 20, 1997, the Board of Directors has elected Avis
    P. Jansen as Chairperson of the Board of Directors.   Ms. Jansen succeeds
    her husband, and Boardwalk founder, Norbert Jansen. Mr. Jansen passed away on January 6, 1997.

              (b) Effective March 19, 1997, the Company entered into a three-year employment agreement with Steve Greathouse as the Company's new Chief Executive Officer. The agreement provides for an annual base salary of $350,000 with performance based bonuses and options.

Item 6.       Exhibits and Reports on Form 8-K - None

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BOARDWALK CASINO, INC.
                                           -----------------------------
                                                    Registrant



Date     05/12/97            Steve Greathouse
                             ------------------------------
                             Chief Executive Officer


Date     05/12/97            Louis J. Sposato
                             ------------------------------
                             Chief Financial Officer