Form 10QSB
period 1997-06-30
BOARDWALK CASINO INC
filed 1997-08-14
CIK 915281

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  JUNE 30, 1997              Commission file number  1-12780
                  ----------------                                    ---------
                            BOARDWALK  CASINO, INC.
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        STATE OF NEVADA                                  88-0304201
    ------------------------                ------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

           3750 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA        89109
-------------------------------------------------------------------------------
                 (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code        (702) 735-2400
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

               Yes     X        No
                     ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:

            Class                               Outstanding at June 30, 1997
-----------------------------                   ----------------------------
Common Stock, $.001 par value                               7,179,429


Transitional Small Business Disclosure Format


               Yes                 No   X

                           BOARDWALK CASINO, INC.
                              BALANCE SHEETS


                                  ASSETS


                                                                   JUNE 30,         SEPTEMBER 30,
                                                                    1997                1996
                                                                -------------      --------------
                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents...............................     $  1,941,564        $  4,772,549
   Receivables, net of allowance for doubtful
     accounts of $3,221 and $17,105........................          501,537             439,857
   Inventory ..............................................          113,308              73,719
   Prepaid expenses .......................................          921,900             573,964
                                                                -------------      --------------
      Total current assets ................................        3,478,309           5,860,089
                                                                -------------      --------------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $7,975,164 and $5,705,685...............       58,029,040          55,486,285
                                                                -------------      --------------

OTHER ASSETS:
   Deferred costs, net of accumulated amortization
     of $520,893 and $239,436..............................        1,366,541           1,645,090
   Other ..................................................          297,597             179,485
                                                                -------------      --------------
      Total other assets ..................................        1,664,138           1,824,575
                                                                -------------      --------------
      Total assets ........................................     $ 63,171,487        $ 63,170,949
                                                                -------------      --------------
                                                                -------------      --------------

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................     $  2,595,430        $  1,452,940
   Accrued expenses .......................................        4,310,629           2,547,615
   Current maturities of contracts and notes payable ......        3,385,684           3,115,522
                                                                -------------      --------------
      Total current liabilities ...........................       10,291,743           7,116,077
                                                                -------------      --------------

LONG-TERM DEBT, less current portion ......................       41,066,695          40,909,523

CONTRACTS AND NOTES PAYABLE, less current portion .........        2,213,737           3,400,234
                                                                -------------      --------------
      Total liabilities ...................................       53,572,175          51,425,834
                                                                -------------      --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 15,000,000 shares
     authorized, none issued ..............................                -                   -
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 7,179,429 issued
     and outstanding ......................................            7,179               7,179
   Additional paid-in capital .............................       22,435,083          22,435,083
   Accumulated deficit ....................................      (12,842,950)        (10,697,147)
                                                                -------------      --------------
      Total shareholders' equity ..........................        9,599,312          11,745,115
                                                                -------------      --------------
      Total liabilities and shareholders' equity ..........     $ 63,171,487        $ 63,170,949
                                                                -------------      --------------
                                                                -------------      --------------

                     See notes to financial statements.

                                 BOARDWALK CASINO, INC.
                             STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30,
                                                     THREE MONTHS                   NINE MONTHS
                                                 1997           1996            1997           1996
                                          -------------   ------------   -------------  -------------
REVENUES:
   Casino ..............................     $  6,180,026   $  4,818,014   $  16,768,301  $  11,235,002
   Rooms................................        2,931,410      2,503,770       9,202,236      4,529,924
   Food and beverage....................        1,863,847      1,190,551       5,102,168      2,860,986
   Other................................          407,606        296,920       1,342,317        515,505
                                            -------------   ------------   -------------  -------------
       Gross revenue ...................       11,382,889      8,809,255      32,415,022     19,141,417
                                            -------------   ------------   -------------  -------------

Less promotional allowances.............         (487,569)      (395,126)     (1,605,950)      (908,903)
                                            -------------   ------------   -------------  -------------
                                               10,895,320      8,414,129      30,809,072     18,232,514
COSTS AND EXPENSES:
   Casino...............................        3,836,840      2,927,170      10,128,534      7,480,104
   Rooms................................        1,407,833      1,114,797       3,843,622      2,228,916
   Food and beverage....................        2,133,139      1,121,911       5,328,668      2,901,228
   Other................................           48,073         73,693         178,713        112,144
   Selling, general and administrative..        2,087,640      1,322,817       5,480,296      3,103,491
   Depreciation and amortization........          902,994        675,196       2,550,936      1,642,965
                                            -------------   ------------   -------------  -------------
                                               10,416,519      7,235,584      27,510,769     17,468,848
                                            -------------   ------------   -------------  -------------
Income  (loss) from operations..........          478,801      1,178,545       3,298,303        763,666
                                            -------------   ------------   -------------  -------------
OTHER (INCOME) EXPENSE:
   Interest income......................           (1,254)       (34,974)        (78,520)      (386,338)
   Interest expense.....................        2,042,393      1,856,439       6,029,913      6,006,479
   Interest capitalized.................         (105,000)      (186,429)       (507,286)    (1,256,064)
                                            -------------   ------------   -------------  -------------
                                                1,936,139      1,635,036       5,444,107      4,364,077
                                            -------------   ------------   -------------  -------------
Income (loss) before income taxes              (1,457,338)      (456,491)     (2,145,804)    (3,600,411)
Income tax provision....................                -              -               -              -
                                            -------------   ------------   -------------  -------------
Net income (loss).......................     $ (1,457,338)  $   (456,491)  $  (2,145,804) $  (3,600,411)
                                            -------------   ------------   -------------  -------------
                                            -------------   ------------   -------------  -------------

EARNINGS (LOSS) PER SHARE ..............     $       (.20)  $       (.07)  $        (.30)  $       (.58)
                                            -------------   ------------   -------------  -------------
                                            -------------   ------------   -------------  -------------

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING...................        7,179,429      6,503,820       7,179,429      6,222,142
                                            -------------   ------------   -------------  -------------
                                            -------------   ------------   -------------  -------------



                   See notes to financial statements.

                                  BOARDWALK CASINO, INC.
                           STATEMENT OF CASH FLOWS (UNAUDITED)



NINE MONTHS ENDED JUNE 30,
                                                                    1997                1996
                                                              --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ........................................    $ (2,145,804)       $ (3,600,411)
                                                              --------------     ----------------
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization  .........................       2,550,936           1,636,037
   Amortization of original issue discount ................         157,102             543,702
   Changes in operating assets and liabilities
      (Increase) decrease in  receivables .................         (61,680)           (169,690)
      (Increase) decrease in inventory ....................         (39,589)            (57,032)
      (Increase) decrease in prepaid expenses .............        (347,936)           (186,321)
      Increase (decrease) in payables and accrued expenses.       2,905,505          (1,797,044)
                                                              --------------     ----------------
 Net cash provided (used) by operating activities .........       3,018,534          (3,630,759)
                                                              --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................      (4,322,939)        (19,859,678)
   (Increase) decrease in restricted cash equivalents .....               -          17,022,143
   (Increase) decrease in deferred costs ..................               -            (246,710)
   (Increase) decrease in other assets ....................        (118,112)             51,991
                                                              --------------     ----------------
 Net cash provided (used) by investing activities .........      (4,441,051)         (3,032,254)
                                                              --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of notes and contracts payable.......      (2,008,468)         (2,836,353)
   Proceeds from borrowings, net of issuance costs ........         600,000           5,027,893
   Principal payments of long-term debt ...................               -            (515,320)
   Proceeds from issuance of common stock and warrants.....               -           3,007,175
                                                              --------------     ----------------
 Net cash provided (used) by financing activities .........      (1,408,468)          4,683,395
                                                              --------------     ----------------

Net increase (decrease)  in cash ..........................      (2,830,985)         (1,979,618)
Cash and equivalents, beginning of period .................       4,772,549           3,650,236
                                                              --------------     ----------------
Cash and equivalents, end of period .......................    $  1,941,564        $  1,670,618
                                                              --------------     ----------------
                                                              --------------     ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest ...................................    $  4,291,376        $  4,265,912

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Property and equipment acquisitions financed by
   contracts payable ......................................    $    492,203        $  1,208,240
 Property and equipment acquisitions financed by
   long-term debt .........................................               -             231,822
 Discount associated with common stock and
   warrants issued with bridge loan financing .............               -             372,900


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

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal
year ended September 30, 1996.   In the opinion of management, all
adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

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

RECLASSIFICATIONS

    Certain amounts in the quarter and nine months ended June 30, 1996 financial statements have been reclassified to conform with the quarter and nine months ended June 30, 1997.

2.  CONSTRUCTION OBLIGATIONS:

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,375,000 as of June 30, 1997, leaving an unexpended balance of approximately $180,000.

    The Company has engaged a general contractor for the construction activities relating to the meeting rooms at an estimated cost of $638,000. The project was completed in the month of June 1997.

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

4.  OPERATING RESULTS, FINANCIAL CONDITION AND MANAGEMENT'S PLANS:

    The Company had net losses of $2,145,804 and $3,600,411 for the nine months ended June 30, of 1997 and 1996, respectively, and has a working capital deficiency of approximately $6,813,434 at June 30, 1997.

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

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At March 31, 1997 the Company paid $3,300,000 in semi-annual interest on the $40,000,000 debt.

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,375,000 as of June 30, 1997, leaving an unexpended balance of approximately $180,000.

    The Company has engaged a general contractor for the construction activities relating to the meeting rooms at an estimated cost of $638,000. The project was completed in the month of June 1997.

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

    During the second quarter of 1997 the Company issued a $600,000 short-term note with 13.5% annual interest payable monthly and the principal due September 25, 1997, to a private investor who has provided other short-term financing to the Company in the past.

    The Company violated a covenant in the Indenture with its First Mortgage Lender with the execution of the promissory note in the amount of $600,000; thereby exceeding the limitation of $5,000,000 of working capital indebtedness. The Company plans to cure this default by fiscal year end.

    Management believes that the combination of expected cash flows from operations in 1997, and the remaining available borrowing capacity are sufficient to meet the Company's obligations as they become due during fiscal 1997.

                           BOARDWALK  CASINO, INC.
               NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)


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

    Effective October 1, 1996, the Company amended the lease, with the majority shareholders, and the monthly rental increased to approximately $70,000 per month. The lease term is for two years and allows the Company to use the facilities for any purpose. The Company has options to extend the lease up to an additional 28 years. The lease agreement provides the Company with the first right of refusal to purchase the land and building at their fair value should the shareholders decide to sell them. The lease agreement also entitles the Company to the rental income from the existing lessees during the lease term. The existing lessees are on short-term renewable leases with current rents totaling approximately $28,000 per month.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

    Income from operations has increased $2,534,637 or 332% to $3,298,303 for the nine months ended June 30, 1997 compared to an operating income of $763,666 for the nine months ended June 30, 1996. The results of operations for the third quarter ended June 30, 1997 reflects the positive impact of increased revenues associated with opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996), increased pedestrian traffic resulting from an elimination of construction activities that blocked access and the opening of a major resort next to the Company's property, the availability of 550 additional parking spaces during the second quarter of 1996 from the second parking garage, the attraction of several significant patrons to the race and sports books and the retaining of a professional hotel sales department, which produces room sales in addition to the Holiday Inn -Registered Trademark-reservation system.

    The Company completed construction of a 2nd floor buffet in March 1997 and the meeting rooms in late June 1997. A general contractor had been engaged for both construction activities. The buffet construction cost approximately $2,555,000 to complete and the meeting rooms cost approximately $638,000 to complete. The Company has expended approximately $2,933,000 as of June 30, 1997, leaving an unexpended balance of approximately $260,000.
The balance of the construction will be financed using existing cash, operating cash flow and cash available from other sources as more fully described in "Liquidity and Capital Resources."

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    The Company had income from operations of $478,801 in the third quarter of 1997 compared to $1,178,545 in the third quarter of the prior year, a decrease of $699,744 or 59.4%.

    The $699,744 decrease in operating income was primarily due to a greater increase in cost and expenses than the associated increase in revenues. The third quarter net revenues were $10,895,320 compared to $8,414,129 for the same period in fiscal 1996, an increase of 29.5% ($2,481,191). Total costs and expenses increased 44.0% ($3,180,935) to $10,416,519 for the third quarter in fiscal 1997, from $7,235,584 during the same period in fiscal 1996.

CASINO OPERATIONS

    Gaming revenues increased 28.3% ($1,362,012) to $6,180,026 for the third quarter in fiscal 1997, from $4,818,014 when compared to the same period in fiscal 1996. The increase was primarily due to: (i) increased slot machine revenue of $514,528 (24.2%) to $2,638,456 for the current quarter from $2,123,928 for the third quarter last year, (ii) increased table game play generated an additional $246,682 (37.2%) to $910,243 in revenue for the current quarter from $663,561 for the third quarter last year and (iii) race and sports revenue increased $600,802.

    Casino expenses increased $909,670 (31.1%) to $3,836,840 for third
quarter in fiscal 1997 from $2,927,170 for the same period of 1996.   The
increase in casino expenses were primarily due to: (i) additional payroll expenses of $407,417, (ii) additional gaming taxes of $165,647, (iii) additional race wire fees of $236,349, (iv) increase in slot participation expenses of $75,058 and (v) the cost of providing complimentary services increased $64,894.

ROOM OPERATIONS

    Gross room revenues increased $427,640 or 17.1%, to $2,931,410 for the third quarter 1997 from $2,503,770 for the comparable quarter in fiscal 1996. This reflects the positive impact of the opening of the hotel tower with an additional 451 rooms (during the second and third quarters of 1996) and the retaining of a professional sales department, which has since opened several corporate accounts.

    Room nights available increased 3,674 (6.6%) to 59,224 room nights available for the current quarter from 55,550 for the same period of last year. Room nights occupied increased 6,188 (14.5%) to 48,784 room nights occupied for the third quarter of fiscal year 1997 from 42,596 for the same period of 1996. The occupancy percentage increased to 82.4% for the third quarter of 1997 compared to 76.7% for the same period of fiscal 1996. The average room rate for the current period was relatively flat with the comparable period a year ago at approximately $58.00.

    Promotional allowance  for rooms  increased $35,473 (72.4%) to $84,449
for the current period compared to $48,976 for the same period of 1996.   The
increase in promotional or complimentary rooms to qualified individuals was due to additional targeted marketing programs. Net room revenues increased $392,167 or 16.0% to $2,846,961 for the third quarter of fiscal 1997 from $2,454,794 for the same period of 1996.

    Hotel expenses increased $293,036 or 26.3%, to $1,407,833 for third quarter 1997 from $1,114,797 for the same period of 1996. The increased expenses reflect an increase in wages and franchise fees and the expanded support services necessary to handle the 14.5% increase in occupied room nights as follows; (i) personnel costs increased $190,898, (ii) Franchise and Holiday Inn-Registered Trademark- promotional fees increased $51,038, (iii) additional linen, laundry and room supplies totaled $15,857, (iv) additional credit card fees of $9,997 and (v) increased travel agent fees of $43,121. The gross increases were offset by the allocation of promotional allowance costs. These promotional costs increased by $35,473 and were removed from hotel expenses and reclassified to other departments or capitalized as part of construction activities.

FOOD AND BEVERAGE OPERATIONS

    Gross food and beverage revenues increased $673,296 or 56.6%, to $1,863,847 for the third quarter 1997 from $1,190,551 for the comparable quarter in fiscal 1996. The increase in gross food and beverage revenues was attributable to the following: (i) the opening in late March 1997 of the new second floor buffet with sales of $516,560 an increase of $441,440 in revenues over the new first floor breakfast buffet, which was closed in late March 1997, (ii) snack bar and ice cream parlor sales increased $104,938,
(iii) increase in beverage sales of $56,436, (iv) increase in banquet facility sales of $43,125 and (vi) room service sales increased $17,257.

    Promotional allowance for food and beverage increased $56,970 (16.5%) to $403,120 for the current period compared to $346,150 for the same period of 1996. Net food and beverage revenues increased $616,326 or 73.0% to $1,460,727 for the third quarter of fiscal 1997 from $844,401 for the same period of 1996.

    Food and beverage expenses increased $1,011,228, or 90.1%, to $2,133,139 for third quarter 1997 from $1,121,911 for the same period of fiscal 1996. The increase in expenses was attributable to the following: (i) the staffing requirements, cost of sales and other operating expenses associated with the new second floor buffet were $700,841, net of complimentary reclassifications, (ii) coffee shop and room service costs, net of complimentary reclassifications, increased $133,571, (iii) snack bar and ice cream parlor costs increased $94,177, (iv) administrative personnel costs and other operating expenses increased $48,570, (v) and beverage costs increased $38,098. These were offset by the elimination of the first floor buffet accounting for a $31,996 decrease.

    Food and beverage expenses as a percentage of gross food and beverage revenues increased to 114.4% for the third quarter of fiscal 1997 from 94.2% for the same period of 1996. This increase is a direct result of overstaffing in conjunction with the opening of the new second floor buffet. Management has made significant reductions in the staffing of the buffet starting in mid June 1997.

OTHER REVENUES AND EXPENSES

    Other revenues increased $110,686, or 37.3%, to $407,606 for the third quarter 1997 from $296,920 for the same period of fiscal 1996. The increase of other revenues consists principally of the following: (i) increased rents from retail space of $99,287, (ii) additional fees of $4,488 from increased guest telephone usage, in-room movies and commissions on phones and (iii) increased revenues from arcade games, guest laundry services and ATM rebates.

    Other expenses decreased $25,620, or 34.8%, to $48,073 for the third quarter 1997 from $73,693 for the same period of fiscal 1996. The decrease of other expenses is principally due to reduced costs associated with revenues from telephone calls by guests, movies and vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $764,823, or 57.8%, to $2,087,640 for third quarter 1997 from $1,322,817 for the same period of fiscal 1996. The increase was due primarily to (i) a master lease on the adjacent building housing the administrative staff which increased rents by $181,500, (ii) executive, administrative, security, count teams and porters salaries were increased at a cost of $66,568, (iii) advertising and promotional costs increased $304,208, (iv) utilities expense increased $42,531, (v) legal and professional fees increased by $93,929 and (vi) facility repairs and supplies increased by $106,424. Net decreases in various accounts offset the listed increases.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $902,994 in the third quarter in fiscal 1997, reflecting a $227,798 (33.7%) increase over the second quarter in fiscal 1996 amount of $675,196 due to the depreciable costs of the hotel tower with furnishings, parking garages, 2nd floor buffet area, improvements to facilities and additional casino equipment.

OTHER INCOME AND EXPENSES

    Interest income decreased $33,720 to $1,254 in the third quarter of fiscal 1997 compared to $34,974 for the third quarter of 1996. Interest income relates to the Company's investments in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

    Net interest expense increased to $1,937,393 in the third quarter of fiscal 1997 from $1,670,010 in the third quarter of fiscal 1996. Approximately $105,000 of interest was capitalized in the third quarter of fiscal year 1997 in connection with the Expansion, compared to $186,429 for the same period of 1996. The expenditures of the second floor meeting rooms area gave rise to the capitalized interest in the current quarter while the construction activities on the 2nd floor of the casino gave rise to the capitalized interest for the second quarter of fiscal 1996.

INCOME TAX PROVISION

    No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

    The Company's income from operations increased 331.9% ($2,534,637) to an operating income of $3,298,303 for the first nine months of fiscal 1997, from an operating income of $763,666 when compared to the same period in fiscal 1996. The increase in operating income is primarily due to net revenues increasing 69.0% ($12,576,558) to $30,809,072 for the first nine months of fiscal 1997, from $18,232,514 during the same period in fiscal 1996. Costs and expenses increased by 57.5% ($10,041,921) to $27,510,769 for the first nine months of fiscal 1997 from $17,468,848 when compared to the same period in fiscal 1996.

CASINO OPERATIONS

    Gaming revenues increased 49.3% ($5,533,299) to $16,768,301 for the first nine months of fiscal 1997, from $11,235,002 when compared to the same period in fiscal 1996. The increase in revenue was due to: (i) increased slot machine revenue of $2,619,251, (ii) increased race and sports book revenue of $1,763,125 and (iii) increased table game revenue of $1,150,923.

    Casino expenses increased 35.4% ($2,648,430) to $10,128,534 for first nine months 1997 from $7,480,104 for the same period of 1996. The increase in casino expenses were due to: (i) additional payroll expenses of $717,942,
(ii) additional gaming taxes of $679,073, (iii) additional race wire fees of $895,218 (iv) the cost of providing complimentary services increased $207,242, (v) promotional costs increased $130,323 and (vi) participation expenses increased by $175,558. The increases were primarily offset by a decrease in incentive programs of $179,232.

ROOM OPERATIONS

    Room revenues increased $4,672,312 or 103.1%, to $9,202,236 for the first nine months of 1997 from $4,529,924 for the comparable period in fiscal 1996.

    Room nights available increased 78,547 (78.9%) to 178,070 room nights available for the first nine months of fiscal year 1997 from 99,523 for the same period of last year. Room nights occupied increased 69,224 (94.3%) to 142,638 room nights occupied for the first nine months of fiscal year 1997 from 73,414 for the same period of 1996. The occupancy percentage increased to 80.1% for the first nine months of 1997 compared to 73.8% for the same period of fiscal 1996. The average room rate increased by $2.49 to $62.65 for the current period.

    Promotional allowance for rooms increased $153,077 (135.2%) to $266,289 for the current period compared to $113,212 for the same period of 1996.
The increase in
promotional or complimentary rooms to qualified individuals was do to the increase in available rooms from the completed hotel tower. Net room revenues increased $4,519,235 or 102.3% to $8,935,947 for the first nine months of fiscal 1997 from $4,416,712 for the same period of 1996.

    Room expenses increased $1,614,706 or 72.4%, to $3,843,622 for first nine months of 1997 from $2,228,916 for the same period of 1996. The increase in hotel expenses was due to (i) an increase in hotel personnel to service the additional rooms and patrons at an additional cost of $1,056,724, (ii) increased franchise fees of $381,203, (iii) additional linen, laundry and room supplies totaled $138,168, (iv) additional credit card fees of $91,737 and (v) increased travel agent fees of $109,812. The gross increases were offset by the increase in promotional allowances of $153,077 that were reclassified to other departments.

FOOD AND BEVERAGE OPERATIONS

    Gross food and beverage revenues increased $2,241,182 or 78.3%, to $5,102,168 for the first nine months of 1997 from $2,860,986 for the comparable period in fiscal 1996. The increase in gross food and beverage revenues was attributable to the following: (i) the opening in late March 1997 of the second floor buffet with sales of $596,899, (ii) the coffee shop and room service increased sales by $447,235, (iii) snack bar and ice cream parlor sales increased $386,630, (iv) increase in beverage sales of $616,437,
(iv) increase in banquet facility sales of $84,022 and (vi) the first floor buffet increased sales by $63,360 before closing in late March 1997.

    Promotional allowance for food and beverage increased $543,971 (68.4%) to $1,339,662 for the current period compared to $795,691 for the same period of 1996. Net food and beverage revenues increased $1,697,211 or 82.2% to $3,762,506 for the nine months ending June 30, 1997 from $2,065,295 for the same period last year.

    Food and beverage expenses increased $2,427,440, or 83.7%, to $5,328,668 for the first three quarters of 1997 from $2,901,228 for the same period of fiscal 1996. The increase in expenses was attributable to the following: (i) the staffing requirements, cost of sales and other operating expenses associated with the new second floor buffet were $799,467, (ii) the coffee shop and room service costs increased $995,223, (iii) snack bar and ice cream parlor costs increased $296,847, (iv) administrative personnel costs and expenses for food and beverage department increased $124,465, and (v) beverage costs increased $151,534.

    Food and beverage expenses as a percentage of gross food and beverage revenues increased to 104.4% for the first nine months of fiscal 1997 from 101.4% for the same period of 1996.

OTHER REVENUES

    Other revenues increased $826,812 or 160.4%, to $1,342,317 for first nine months of fiscal 1997 from $515,505 for the same period of fiscal 1996. The increase of other revenues consist principally of rents on retail space of $456,271, fees for telephone calls from guest rooms increased $134,414, movie revenue increased $51,779, commissions increased by $107,680, guest laundry revenues increased $14,465 and the remaining $62,203 in revenue, from various vending machines, equipment rentals and other services.

    Other expenses increased $66,569, or 59.4%, to $178,713 for first nine months of fiscal 1997 from $112,144 for the same period of fiscal 1996. The increase of other expenses is principally due to reduced costs associated with revenues from telephone calls by guests, movies and vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $2,376,805, or 76.6%, to $5,480,296 for first nine months of fiscal 1997 from $3,103,491 for the same period of fiscal 1996. The increase was due primarily to (i) advertising and promotional costs increased $745,712, (ii) a master lease on the adjacent building housing the administrative staff increased rent expense by $554,625, (iii) executive, administrative, security, count teams and porters salaries were increased at a cost of $481,441 of which $250,482 in outside security services were reflected in 1996 under casino expenses, (iv) utilities expense increased $209,136, (v) legal and professional fees increased by $205,724, and (vi) facility repairs and supplies increased by $156,213.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totaled $2,550,936 in the first nine months of fiscal 1997, reflecting a $907,971 (55.3%) increase over the first nine
months of fiscal 1996 amount of $1,642,965.   The increase is due to the
completion of the new hotel facility, completion of the second floor buffet area, the second parking garage, hotel furnishings and fixtures, slot machines and casino related equipment.

OTHER INCOME AND EXPENSES

    Interest income decreased 80.0%, ($309,072) to $77,266 in the first nine months of fiscal 1997 from $386,338 due to the Company's investment of the proceeds from the issuance of the BCI Notes in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper. Management expects interest income to continue to decrease in 1997 as funds are used to pay for the remaining portion of phase three of the Expansion.

    Net interest expense increased to $5,521,373 in the first nine months of fiscal 1997 from $4,750,415 in the first nine months of fiscal 1996. Approximately $507,286 of interest was capitalized in the first half of fiscal year 1997 in connection with the construction of the 2nd floor buffet and meeting rooms compared to $1,256,064 capitalized in the first half of fiscal year 1996 for the hotel tower and 2nd floor construction.

INCOME TAX PROVISION

    No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $1,941,564 (3.1% of total assets) at June 30, 1997 compared to $4,772,549 (7.6% of total assets) at September 30, 1996. The ratio of current assets to current liabilities was
 .34 to 1 at June 30, 1997 and .82 to 1 at September 30, 1996.

    Although operating activities provided cash flow in 1997 of $3,018,534, of which $1,650,000 is the result of the increase in accrued interest , the Company had a working capital deficit of $6,813,434 at June 30, 1997. The deficit is primarily due to obligations due under short-term financing arrangements.

    Investing activities for fiscal 1997 used approximately $4.4 million resulting from capital expenditures for the expansion.

    Financing activities provided approximately $600,000 from additional borrowings during the year. Such proceeds were offset by $2,008,000 of principal payments on long-term debt notes and contracts payable during fiscal 1997.

    With the completion of the new hotel tower and expanded casino, restaurant, buffet, which opened March 21, 1997, and meeting rooms, completed in June 1997, and the presence of its neighbors (Monte Carlo - June 21, 1996 and New York, New York, - January 3, 1997), management expects to generate cash flows from operations to improve its working capital position in fiscal 1997.

    The Company's $40,000,000 debt financing of the BCI Notes has an annual debt service requirement of $6,600,000. At March 31, 1997 the Company paid $3,300,000 in interest on the $40,000,000.

    The Company completed and opened the 2nd floor buffet on March 21, 1997. A general contractor had been engaged for the construction activities relating to the buffet. Of the approximate $2,555,000 total cost to complete the buffet, the Company has expended approximately $2,375,000 as of June 30, 1997, leaving an unexpended balance of approximately $180,000.

    The Company engaged a general contractor for the construction activities
relating to the meeting rooms at a cost of $638,000.   The project was
completed in late June of 1997.

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

    During the second quarter of 1997 the Company issued a $600,000 short-term note with 13.5% annual interest payable monthly with the principal due September 25, 1997, to a private investor who has provided other short-term financing to the Company in the past.

    The Company violated a covenant in the Indenture with its First Mortgage Lender with the execution of the promissory note in the amount of $600,000; thereby exceeding the limitation of $5,000,000 of working capital indebtedness. The Company plans to cure this default by fiscal year end.

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

                            BOARDWALK CASINO, INC.
                         ------------------------------
                                  Registrant



Date   08/12/97     Forrest Woodward II
                    ------------------------------
                    President and
                    Chief Operating Officer


Date   08/12/97     Louis J. Sposato
                    ------------------------------
                    Chief Financial Officer