Form 10KSB
period 1997-09-30
BOARDWALK CASINO INC
filed 1998-01-13
CIK 915281

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

Commission File Number 1-12780
                                 BOARDWALK CASINO, INC.
                    -------------------------------------------
                   (Name of small business issuer in its charter)
     Nevada                                            88-0304201
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3750 Las Vegas Blvd. South
     Las Vegas, Nevada                                              89109
---------------------------------                              ----------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:   (702) 735-2400

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
     Common Stock, $.001 Par Value           Pacific Stock Exchange
     Common Stock Purchase Warrants          Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.001 Par Value
                           -----------------------------
                                  (Title of Class)
                           Common Stock Purchase Warrants
                           ------------------------------
                                  (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $41,700,045.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of January 7, 1998: $15,244,000 (*)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $.001 Par Value Common
Stock--7,179,429 shares as of January 7, 1998.

Transitional Small Business Disclosure Format:    Yes    ; No  X
                                                      ---     ---



---------------------
* The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $4.625, the last sales price of the Registrant's common stock as of January 7, 1998, such date being within 60 days prior to the date of filing.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Boardwalk Casino, Inc. (the "Company") is a Nevada corporation that owns and operates the Holiday Inn-Registered Trademark- Casino Boardwalk in Las Vegas, Nevada and leases the 1.07 acre shopping center next to the hotel-casino. The Holiday Inn-Registered Trademark- Casino Boardwalk is situated on a 7.8-acre site on the Las Vegas Strip between Flamingo Road and Tropicana Avenue. It includes 653 hotel rooms, approximately 33,000 square feet of casino space, a coffee shop, a full-service restaurant, a snack bar, an entertainment lounge, two bars, two outdoor swimming pools and 1,125 garage and surface parking spaces (including those spaces acquired with the shopping center lease). It also contains a small gift shop under lease to Holiday Gifts, Inc. ("HGI"), a Nevada corporation owned by Avis P. Jansen, the Chairman of the Board of Directors and a principal shareholder of the Company. The Company has recently completed a substantial hotel and casino renovation and expansion program.

     Boardwalk Casino, Inc. was incorporated under the laws of the State of Nevada on July 27, 1993; Holiday gifts, Inc. was incorporated under the laws of the State of Nevada on December 23, 1971. The Company's principal executive office is located at 3750 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and its telephone number is (702) 735-2400.

AGREEMENT AND PLAN OF MERGER

     On December 22, 1997 the Company and Mirage Resorts, Incorporated ("Mirage") entered into an agreement whereby a subsidiary of Mirage will merge with the Company. See "Plan of Merger" for a further description of the agreement.

LOCATION

     The Holiday Inn-Registered Trademark- Casino Boardwalk is strategically located to take advantage of adjacent mega-hotel/casino projects. Las Vegas Boulevard, more commonly known as "The Strip," is currently the center of gambling activity in Las Vegas. There are other concentrations of casinos located in downtown Las Vegas and suburban locations. The Las Vegas Strip has the highest concentration of casino space and hotel rooms in Southern Nevada and it is the location of substantially all of the premier Las Vegas hotels.

     The Company believes that its highly visible and accessible location is an important factor in attracting visitors as gaming customers.

BACKGROUND

     The Company was granted a Holiday Inn ten-year franchise license on June 16, 1994 upon completing the renovation of its existing hotel. In September 1995, the Company substantially completed a renovation of the casino by expanding the casino floor space by 18,000 square feet and remodeling the front facade of the property. In May 1996, the Company substantially completed the development and construction of a new 16-story 451-room hotel tower on its property in addition to the existing four- and six-story towers. As a result of these expansions and other incremental additions, the Holiday Inn-Registered Trademark- Casino Boardwalk currently consists of a 653-room hotel and a casino of approximately 33,000 square feet with 661 slot machines, 20 table games and a full-service race and sports book.

BUSINESS STRATEGY

     Management believes that the following key principles have been and will continue to be integral to its success as a gaming operator.

   TARGETED CUSTOMER BASE

     The Company's business strategy emphasizes attracting and retaining customers from two primary market segments, tourism and local patronage. As the Company's property has developed by the increase of its room base from 202 rooms to 653 rooms and the completion of its buffet and meeting rooms, the Company has focused its emphasis on marketing a larger room base and capturing the added traffic generated by the development of the mega resorts surrounding the Boardwalk Casino. The Boardwalk Casino is disproportionately large in relation to its room count, thus allowing for the increase in pedestrian traffic generated by the room base of surrounding mega resorts and new mega resorts under construction. The Company believes that its visitor patrons are discerning customers who enjoy the Company's hotel and casino as an alternate to the larger surrounding attractions on the Las Vegas Strip.

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

   AFFORDABLE QUALITY

     Because the Company targets the frequent repeat customer, management is committed to providing a quality entertainment experience for its customers at an affordable price. Dining is a primary motivation for a majority of all casino visits by both tourists and local residents, and management believes that the value offered by the Company's restaurants, snack bar, and ice cream parlor is a major factor in attracting its customers. The Company offers generous portions of high quality food at reasonable prices. In addition, the Company provides a high level of value to its hotel guests by offering moderately priced rooms which are well-appointed relative to comparably priced Las Vegas hotels. Management believes that providing affordable quality to customers contributes significantly to casino patronage.

   STRATEGIC LOCATION

     Management believes that the location of the Holiday Inn-Registered Trademark- Casino Boardwalk provides the Company with a significant competitive advantage. With 436 feet of frontage on The Strip, the Company is able to offer inviting opportunities for the pedestrian traffic generated by the surrounding mega resorts. The 3,000-room Monte Carlo Hotel and Casino immediately south of the Company, the January 1997 opening of the 2,200-room New York-New York Hotel and Casino, and the 2,000-room addition to the Luxor Hotel and Casino have significantly increased the pedestrian traffic on the boardwalk. Mirage Resort's "Bellagio" (expected to open in October 1998) is also expected to increase pedestrian traffic.

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

EXPANSION MASTER PLAN

     Currently, the Holiday Inn-Registered Trademark- Casino Boardwalk consists of a 33,000 square feet casino and a hotel containing a total of 653 rooms within a four-story, a six-story and a 16-story building located on the property site. The Company's master expansion plan for the Holiday Inn-Registered Trademark- Casino Boardwalk consisted of three phases: (i) the renovation and refurbishment of the original hotel rooms, which was completed in May 1994, (ii) the expansion of the casino, which was substantially completed in September 1995, and (iii) the development and construction of a 16-story, 451-room hotel tower, a parking garage and surface parking (accommodating 1,125 cars) and the completion of the 27,000 square foot second floor of the casino. The development and construction of the 16-story, 451-room hotel tower was substantially completed in May 1996. The Company opened its new buffet in March 1997 and completed the construction of its meeting rooms in June 1997. The buffet and the meeting rooms are located on the second floor of the casino.

     The Company has expanded the casino floor space from 15,000 square feet to 33,000 square feet and increased the number of slot machines from 212 to 661 and the number of table games from six to 20. In addition, the casino also features a full-service race and sports book. As part of the casino expansion project, the Company relocated and increased the seating capacities of its restaurant and its new coffee shop. Management believes that this expansion was necessary to respond to its expanding customer base and target markets.

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

     In May 1996, the Company substantially completed the development and construction of a new 16-story 451-room hotel tower on its property in addition to the existing four- and six-story towers. The new 27,000 square foot second level of the existing casino provides a 370-seat buffet area and additional meeting rooms.

     On December 16, 1993, the Company entered into a license agreement with Holiday Inns Franchising, Inc. to operate a "Holiday Inn-Registered Trademark-" hotel at its location. The agreement, as amended, required the Company to perform certain construction and renovation work and to open 200 rooms as a Holiday Inn by May 1, 1994 and a minimum of 300 additional rooms as a Holiday Inn by April 1, 1996. Thereafter, the Company may open a maximum of 1,000 rooms as a Holiday Inn by October 1998. The agreement provides that the Company will pay (i) a monthly royalty of 5% of the gross rooms revenues; (ii) a "marketing contribution" of 1.5% of the gross rooms revenues; (iii) a "reservation contribution" of 1.0% of the gross rooms revenues; and (iv) a monthly Holidex fee of $6.43 for each guest room on the Holidex reservation system. The license granted under the agreement expires ten years from the date of the opening of the hotel under the "Holiday Inn" system (June 16, 1994), subject to earlier termination as set forth therein.

$40 MILLION FIRST MORTGAGE NOTE OFFERING

     On April 12, 1995, the Company completed the private sale of a $40 Million 16.5% First Mortgage Note due 2005 (the "Note"). The Note was issued under the Indenture between Boardwalk Casino, Inc., Issuer and Shawmut Bank, N.A., Trustee for $40,000,000 16.5% First Mortgage Notes Due March 31, 2005, Dated as of April 7, 1995 (the "Indenture"). During fiscal 1997, the Note was sold by the holder to Mirage.

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

     The following is a summary of certain terms of the Purchase Agreement, the Note, the Option Agreement and the Registration Agreement (collectively, "the Transaction Documents"). This summary of the Transaction Documents is qualified in its entirety by reference to the Transaction Documents, copies of which have been previously filed with the Commission.

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

     The Option Agreement further provides for the refusal and first offer rights for Diversified on Shares to be sold by Jansen, his estate and family. The Option Agreement requires that Jansen vote all of his Shares and any other securities of the Company over which he has control and that he take all necessary or desirable actions within his control so that: (i) the Board is established at six directors; (ii) Jacobs is elected to the Board as one of the six directors; and (iii) once Diversified acquires 1,000,000 or more shares from Jansen pursuant to the Option Agreement, the Board is expanded to seven directors with the additional director to be designated by Diversified. Diversified is also granted an irrevocable proxy to vote Jansen's shares if Jansen fails to comply with the terms of the Option Agreement relating to the Board, or any restrictive covenants imposed on the Company pursuant to the Note.

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

MEMORANDUM OF UNDERSTANDING

     Effective October 29, 1997, the Company entered into a Memorandum of Understanding with ("Diversified"), Jacobs Entertainment Nevada, Inc. ("Jacobs") and Avis P. Jansen ("Jansen") pursuant to which the Company issued, and Jacobs and Jansen purchased, at a price of $1,000 per share 2,650 shares and 600 shares of 6% Non-voting Cumulative Preferred Shares, respectively. The proceeds from the sale of the Preferred Shares were used to retire debt and for general working capital purposes.

     In addition, the Company granted to Jacobs an option to acquire up to an additional 15,000 Preferred Shares at a purchase price of $1,000 per share for a period of two years. Further, under certain terms and conditions, Jacobs was granted a purchase option and a development right to a parcel of property controlled by the Company.

PLAN OF MERGER

     On December 22, 1997 the Company and Mirage entered into an agreement (the "Acquisition Agreement") whereby a subsidiary of Mirage will merge with the Company. Mirage has simultaneously entered into separate agreements with the Jansen Family Trust and Diversified (the "Stockholder Agreements") to acquire their common and preferred stock in the Company, a subordinated note issued by the Company, an adjacent parcel of land leased by the Company, and certain other rights. The Company's shareholders will receive $5 per share in cash pursuant to the merger. The merger is contingent upon several approvals, including shareholder approval, expiration of the waiting period under the Hart-Scott-Rodino Act, and the approval of gaming authorities, and is to be completed by no later than June 30, 1998 or the Plan of Merger is subject to termination and the Company will become liable to Mirage for $1,000,000.

     Based on representations made in their respective Stockholder Agreements, as further described below, the Jansen Family Trust and Diversified beneficially own, and have agreed to sell under the Stockholder Agreements, an aggregate of 3,821,429 shares of Common Stock, or approximately 53.2% of the total outstanding shares of Common Stock, based on the total number of shares of Common Stock represented by the Company in the Merger Agreement to have been outstanding as of December 22, 1997.

     Pursuant to the agreements with the Jansen Family Trust, Mirage has agreed to purchase 2,750,000 share of Common Stock for $5.00 per share in cash and 600 shares of Preferred Stock for a purchase price of $600,000, plus any accumulated but unpaid dividends on the Preferred Stock as of the date of payment. Mirage has also agreed to purchase a parcel of land located at 3734 Las Vegas Boulevard South owned by Jansen and leased to the Company.

     Pursuant to the agreement with Diversified, Mirage has agreed to purchase 1,071,429 shares of Common Stock for $5.00 per share in cash, a $5,000,000 Subordinated Note and 2,650 shares of Preferred Stock for a purchase price of $2,650,000, plus any accumulated but unpaid interest and dividends on the Subordinated Note and Preferred Stock, respectively, as of the date of payment.

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


CURRENT OPERATIONS

     GAMING. Historically, the casino has accounted for approximately 40% of the net revenues of the Holiday Inn-Registered Trademark- Casino Boardwalk. These revenues were primarily derived from the 212 slot machines and four table games. With the expanded casino, it is anticipated that the gaming revenue provided by slot machines will continue to be the primary component of the Company's gaming revenues and income from operations. Currently, the Holiday Inn-Registered Trademark- Casino Boardwalk has 661 slot machines and 20 table games on its casino floor and operates a full-service race and sports book. On average, the preponderance of the weekly gaming net revenues are generated on weekends. The gaming revenues are provided by a broad base of customers and are not dependent on high-stakes players.

     In connection with its gaming activities, the Company follows a policy of stringent controls in compliance with the standards set by the Nevada Gaming Authorities. As a matter of policy, the Company does not extend credit to its gaming customers.

     NON-GAMING. The Holiday Inn-Registered Trademark- Casino Boardwalk has 653 rooms, two outdoor pools and a retail gift shop leased to HGI. The Company offers its hotel rooms at modest prices (as of September 30, 1997, the average room rate was approximately $61.00). For fiscal year 1996, the Holiday Inn-Registered Trademark- Casino Boardwalk's average occupancy was approximately 76.4%. For the fiscal year ended September 30, 1997, the average occupancy was approximately 81.6%. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more information regarding the Company's gaming and non-gaming operations and revenues.

     The Company offers a full service coffee shop, a buffet, a snack bar, an entertainment lounge and two bars for its casino and restaurant patrons. As with its hotel accommodations, the Company's food and beverage services are moderately priced.

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

EMPLOYEES

     As of September 30, 1997, the Company employed 650 full-time employees, including its two executive officers, 43 managers and supervisors, 170 casino personnel, 245 food and beverage personnel, 165 hotel personnel and 25 administrative personnel. The Company occasionally employs part-time workers as needed. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is excellent.


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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of Company Voting Securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Company Voting Securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Company Voting Securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Company Voting Securities for investment purposes only. An institutional investor shall not be deemed to hold Company Voting Securities for investments purposes unless Company Voting Securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any other action which the Nevada Commission finds to be inconsistent with holding Company Voting Securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operation; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Avis P. Jansen, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

     Pursuant to the Memorandum of Understanding entered into on October 29, 1997, Diversified was granted, under certain conditions, a purchase option and a development right to the 1.07 acres of land controlled by the Company.

     As part of the Stockholder Agreements (see Item 1 - "Plan of Merger") Mirage will acquire the land parcel from the landlord and Diversified has agreed to terminate its rights granted under the Memorandum of Understanding for consideration of approximately $3,700,000 from Mirage.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  Annual meeting of shareholders held September 24, 1997.

     (b) All five directors of the Company were nominated and elected September 24, 1997 as follows:
          Avis Jansen, Louis J. Sposato, James Scibelli, Keven J. Picardo and Jeffrey P. Jacobs.

     (c)  Two matters were voted upon at the annual meeting as follows:

          Proposal 1:      Election of Directors

          A. Jansen                For:   5,632,417         Withhold:   23,244
          L. Sposato               For:   5,634,017         Withhold:   21,644
          J. Scibelli              For:   5,633,192         Withhold:   22,469
          K. Picardo               For:   5,634,017         Withhold:   20,944
          J. Jacobs                For:   5,633,617         Withhold:   22,044


     Proposal 2:    To ratify the appointment of Coopers & Lybrand L.L.P. as
                    independent accountants and auditors for the Corporation for the year ending September 30, 1997.

                                   For:   5,645,417

                                   Against:   10,144
                                   Abstain:      100
                                   Not Voted:    -0-

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "BWLK" and on the Pacific Stock Exchange under the symbol "BWK". For the past two fiscal years, the high and low bid prices of the Common Stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

     FYE 1997 QUARTER ENDED:       HIGH      LOW
     -----------------------       ----      ---
     December 31, 1996             7 1/8     4 3/8
     March 31, 1997                6 7/8     4 3/8
     June 30, 1997                 5 5/8     3 7/8
     September 30, 1997            5         3 1/2

     FYE 1996 QUARTER ENDED:       HIGH      LOW
     -----------------------       ----      ---
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

     (b) On January 7, 1998, the last sale price of the Common Stock as reported by Nasdaq was $4.625 per share. As of January 7, 1998, there were at least 1,900 record and beneficial holders of the Common Stock.

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

     (d) During the fiscal year ended September 30, 1997, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Boardwalk Casino, Inc. ("BCI" or the "Company") was formed in July 1993 for the purpose of operating a casino and a hotel in Las Vegas, Nevada. See "Notes to Financial Statements".

                                                YEAR ENDED         YEAR ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                    1997              1996
                                              --------------     --------------
REVENUES:
   Casino. . . . . . . . . . . . . . . .      $   23,149,451     $   16,897,527
   Rooms . . . . . . . . . . . . . . . .          11,839,744          7,224,324
   Food and beverage . . . . . . . . . .           6,977,697          4,031,278
   Other . . . . . . . . . . . . . . . .           1,785,545            837,895
                                              --------------    ---------------
        Gross revenues . . . . . . . . .          43,752,437         28,991,024
   Promotional allowances. . . . . . . .          (2,052,392)        (1,079,467)
                                              --------------    ---------------
                                                  41,700,045         27,911,557
                                              --------------    ---------------
COSTS AND EXPENSES:
   Casino. . . . . . . . . . . . . . . .          14,160,946         10,787,868
   Rooms . . . . . . . . . . . . . . . .           5,192,093          3,460,334
   Food and beverage . . . . . . . . . .           7,131,585          4,168,259
   Other . . . . . . . . . . . . . . . .             230,862            173,138
   Selling, general and administrative .           7,480,641          5,174,502
   Depreciation and amortization . . . .           3,524,249          2,525,044
                                              --------------    ---------------
                                                  37,720,376         26,289,145
                                              --------------    ---------------

Income (loss) from operations. . . . . .           3,979,669          1,622,412
                                              --------------    ---------------

OTHER (INCOME) EXPENSE:
   Interest income . . . . . . . . . . .            (81,842)           (395,416)
   Interest expense. . . . . . . . . . .           8,054,164          7,874,115
   Interest capitalized. . . . . . . . .            (507,286)        (1,442,493)
                                              --------------    ---------------
                                                   7,465,036          6,036,206
                                              --------------    ---------------
Income (loss) before income taxes &
   extraordinary item. . . . . . . . . .      $   (3,485,367)   $    (4,413,794)
                                              --------------    ---------------

RESULTS OF OPERATIONS

     In June of 1997 the Company completed the third phase of its three-phase project to expand and renovate the former existing hotel and casino facilities (the "Expansion"). Phase one of the Expansion was completed in May 1994 which was the renovation of the original 202 existing hotel rooms.

     Phase two of the Expansion was completed in September 1995 with the addition of a new casino facility that increased floor space from 15,000 square feet to 33,000 square feet and the first of two parking garages consisting of 550 spaces was completed in December 1995.

     The third phase of the Expansion consisted of the development and construction of a new 16-story (451 room) hotel tower completed in stages from February 1996 to July 1996, the second garage, consisting of 440 spaces was completed in May 1996, the completion of the 27,000 square foot buffet and meeting rooms on the second floor of the casino in March and June of 1997 respectively.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

     The results of operations for the year ended September 30, 1997 reflect the revenues and costs associated with the new casino facility and the additional 451 rooms in the new tower which were open for the entire year. The Company incurred a net loss for the year ended September 30, 1997 of $3,485,367 compared to a net loss of $4,413,794 in the prior year, a decrease in the net loss of $928,427 (21%). The reduction in loss was attributable to a $2,357,257 (145.3%) increase in income from operations, from an operating profit of $1,622,412 in 1996 to an operating profit of $3,979,669 in 1997 which was offset by an increase in net interest expense of $1,428,830.

     Net revenues at BCI increased $13,788,488 (49.4%), to $41,700,045 in 1997 from $27,911,557 in 1996. The increase in revenues for fiscal 1997 was attributable to the following: (i) an increase of $6,251,924 in casino revenues,
(ii) $4,615,420 in additional room revenue attributable to a completed new hotel tower for the full fiscal year, (iii) an increase in food and beverage revenues of $2,946,419 due to the opening of a new buffet during the year and a greater number of hotel guests, (iv) an increase in other revenues by $947,650 with a large portion of that increase generated from additional retail space and (v) offset by an increase in promotional allowances of $972,925. Operating expenses, including depreciation and amortization, increased $11,431,231 (43.5%) to $37,720,376 in 1997 from $26,289,145 in the prior year. The increase in operating expenses was primarily due to the addition of a new casino facility and start-up and increased operating costs of the new hotel tower for an entire year.

CASINO OPERATIONS

     For fiscal 1997, casino revenues increased $6,251,924 or 37% to $23,149,451. The increase is attributable to (i) a $2,163,548 increase in revenue from the race and sports books to $9,314,035 in fiscal 1997 from $7,150,487 for the same period in 1996, (ii) a $3,035,783 increase in slot machine revenues to $10,437,652 in fiscal 1997 from $7,401,869 for the same period in 1996 and (iii) a $1,052,593 increase in revenue from table games to $3,397,764 in fiscal 1997 from $2,345,171 for the same period in 1996.

     Casino expenses increased $3,373,078 (31.3%) to $14,160,946 for fiscal year 1997 from $10,787,868 for the same period of 1996. The increase in casino expenses was primarily due to: (i) increased revenue in the race and sports book resulting in related increases in race track and system operator fees of $1,326,066, (ii) additional staffing which resulted in higher payroll and employee benefit costs of $1,294,741 and (iii) increases in slot participation expenses, gaming tax and licenses of $662,372.

ROOM OPERATIONS

     Room revenues increased $4,615,420, or 63.9%, to $11,839,744 for fiscal 1997 from $7,224,324 for the comparable 1996 period. The increase in room revenues reflects an increase in room nights sold by 72,862 or 60%, to 194,248 for fiscal 1997 from 121,386 for the comparable 1996 period. This increase was enhanced by an increase in the average daily room rate by $1.43 to $60.95 for fiscal 1997 from $59.52 for the same period of 1996. Fiscal year 1997 had an additional 79,133 room nights available for occupancy compared to fiscal year 1996. The increased room availability during 1997 over 1996 was due to the hotel tower being open for the entire fiscal year. The 16th floor, which is comprised of 11 suites, was available for occupancy by late July 1996. During the year the Company employed a professional sales department which had opened several corporate accounts, including a national airline for its flight crews. Despite the 79,133 additional room nights available, the hotel occupancy percentage increased 5.2% to 81.6% for the fiscal year 1997 compared to 76.4% for fiscal 1996.

     Rooms expense increased $1,731,759, or 50%, for fiscal 1997 to $5,192,093 from $3,460,334 for the same period in 1996. This increase is primarily attributable to (i) an increase in personnel to service the new hotel tower for the entire year at an additional cost of $1,127,704, (ii) related franchise fees and travel agent commissions on the additional revenues totaled $489,025, (iii) additional uniforms, laundry and room supplies totaled $173,280 (iv) additional credit card fees and equipment rental costs of $111,611. These expenses were offset by decreases in legal fees, linen replacement, repairs and maintenance, and miscellaneous expenses.

     The Company in the next fiscal year, has committed a block of rooms for casino program patrons that are expected to increase the percentage of hotel guests that play the Company's various gaming venues. The Company has an arrangement, with an established program promoter, to fill the block of rooms with qualified casino patrons.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased by $2,946,419 (73.1%), to $6,977,697 for fiscal 1997 from $4,031,278 for the comparable 1996 period. The increase is directly a result of opening the new buffet for six months of operations during fiscal 1997, as well as the new hotel tower which had a full year of operations during fiscal 1997.

     Food and beverage expenses increased $2,963,326 (71.1%), to $7,131,585 for fiscal 1997 from $4,168,259 for 1996 reflecting increases in food and beverage costs associated with the increased sales. Food and beverage expenses as a percentage of gross food and beverage revenues decreased to 102.2% for fiscal 1997 from 103.4% for fiscal year 1996. This decrease is a result of increased casino promotional activity with an increase in food and beverage served on a complimentary basis, which food and beverage costs are included in casino expense.

     The opening of the buffet in March 1997 added capacity to the existing food facilities, which were operating close to maximum capacity. The initial opening and market positioning costs were heavy, but for the most part, under control by year end. Higher operating costs associated with operating a second kitchen were reduced dramatically by year end. Additionally, the coffee shop operation was negatively affected by the buffet opening. Management switched its marketing emphasis from utilizing the coffee shop as a loss leader to marketing the buffet effectively and repositioning the coffee shop as an inexpensive, cost effective, alternative for its guests.

OTHER OPERATING REVENUES AND EXPENSES

     Other revenues increased by $947,650 (113.1%) to $1,785,545 for fiscal 1997 compared to $837,895 for 1996. The increase was attributable to (i) an increase of $555,290 in rental income derived from the new retail facilities, (ii) an increase of $362,994 in telephone and movie revenues and (iii) the balance of the increased revenues coming from arcade and vending facilities.

     The other costs increased $57,724 (33.3%) to $230,862 in fiscal 1997 compared to $173,138 in fiscal 1996. The increase is primarily due to the cost of movies purchased.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $3,524,249 in 1997, reflecting a $999,205 (39.6%) increase over the 1996 amount of $2,525,044. The increase was due to the following: (i) a new casino facility was opened in September 1995 at a cost of $10,897,881, (ii) a new hotel tower was placed in service May 1996 at a cost of $19,893,988, (iii) two new parking facilities were completed during the fiscal year at a cost of $6,268,874, (iv) a central plant was completed September 1995 at a cost of $1,825,842 and (iv) additional gaming devices and casino equipment at a cost of $3,321,176 were placed in service starting in September 1995 through fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $2,306,139 (44.6%) to $7,480,641 in 1997 from $5,174,502 in 1996. The increase in administrative expenses was primarily due to (i) utilities and rent increased $995,704, (ii) advertising and promotional expenses increased $759,673, (iii) increase in legal and professional fees of $306,344, (iv) small equipment, supplies and maintenance service contract costs increased $194,542.

OTHER (INCOME) EXPENSE AND EXTRAORDINARY ITEM

     In 1997, the Company received $81,842 in interest income as compared to $395,416 in 1996. The $313,574 (79.3%) decrease is attributable to the lower invested balance of marketable securities in the 1997 period.

     Net interest costs increased to $7,546,878 in 1997 from $6,431,622 in 1996 (an increase of $1,115,256 or 17.3%). Approximately $507,286 of interest was capitalized in 1997 in connection with the Expansion compared to $1,442,493 of interest that was capitalized in 1996.

LIQUIDITY AND CAPITAL RESOURCES


     Although the net loss for the year ended September 30, 1997 was $3,485,000, the Company's operations generated a positive cash flow of approximately $3,962,000, due primarily to the accruing of interest payable on September 30, 1997 of $3,300,000 on the $40,000,000 BCI Notes, which was subsequently paid during fiscal year 1998.

     Investing activities for fiscal 1997 used approximately $4,483,000, which were primarily comprised of approximately $4,273,000 expended for the construction and furnishing of the new buffet and meeting rooms located on the second floor above the casino.

     Financing activities provided approximately $600,000 from additional borrowings. Such proceeds were offset by $2,615,000 of principal payments on long-term debt notes payable and capital leases during fiscal 1997.

     The Company had unrestricted cash assets of $2,236,018 (3.5% of total assets) at September 30, 1997 compared to $4,722,549 (7.6% of total assets) at September 30, 1996. The ratio of current assets to current liabilities was .08 to 1 at September 30, 1997 and .82 to 1 at September 30, 1996. The Company's $40,000,000 BCI Notes are classified as a current liability at September 30, 1997 (see "Notes to Financial Statements").

     On December 22, 1997, the Company entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage") where the Company agreed to be acquired by Mirage. In connection with the Acquisition Agreement, Mirage has entered into separate purchase agreements (the "Stockholder Agreements") with certain selling shareholders of the Company to purchase their respective shares of common and preferred stock. The Stockholder Agreements, which are subject to regulatory approval, provide Mirage with an approximate 53% interest in the Company. The Acquisition Agreement also authorizes Mirage to purchase all of the remaining outstanding shares (the remaining 47% interest) of the Company's common stock for $5.00 per share (the closing price of the Company's common stock on the day prior to the execution of the Acquisition Agreement was $4.16). Completion of the Acquisition Agreement is subject to regulatory approval and approval of a majority of the Company's shareholders and is to be completed by no later than June 30, 1998 or the Acquisition Agreement is subject to termination and the Company will become liable to Mirage for $1,000,000. Under the terms of the Stockholder Agreements, the selling shareholders have agreed with Mirage to vote in favor of the Acquisition Agreement, should such vote take place prior to the closing of Stock Agreements.

As part of the Stockholders Agreements, Mirage (i) on January 5, 1998 purchased from one of the selling shareholders the $5,000,000 note payable by the Company which is due on September 30, 1998 (as more fully described in Note 6), and (ii) will acquire a land parcel from one of the selling stockholders which is adjacent to the Company's hotel-casino and currently under lease to the Company. One of the selling shareholders has agreed to terminate rights granted under the Memorandum of Understanding executed in October 1997, for consideration of approximately $3,700,000 from Mirage.

During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 BCI Notes from the previous noteholder. In connection with the Acquisition Agreement, Mirage has agreed to defer the $3,300,000 March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which becomes effective upon a change in control.

Notwithstanding the Deferral Option, management of the Company believes that the combination of existing cash and cash flows from operations will not be sufficient to meet the Company's obligations as they become due during fiscal 1998. These obligations include scheduled interest payments on the BCI

Notes (approximately $6,600,000 for the year) and the scheduled interest and principal repayment on the $5,000,000 note payable due September 30, 1998. Management expects that the need for cash will be significantly relieved upon completion of the Acquisition Agreement and merger with Mirage. Should the Acquisition Agreement not be approved, or should the closing be delayed, the Company would not have sufficient resources to pay interest and scheduled principal of the indebtedness acquired by Mirage, without modification of the terms of such indebtedness.

Although management believes that the necessary approvals required to complete the Acquisition Agreement will be received prior to June 30, 1998, there is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Should the Acquisition Agreement not be approved on a timely basis, management will investigate other options to remedy its financial obligations. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

During fiscal 1998 the Company plans to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications as is deemed to be necessary. However, as the Company has not completed a formal assessment of the systems affected by the Year 2000 Issue, the Company does not have a reasonable basis to conclude that the impacts of the Year 2000 Issue on its systems will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

                           INDEX TO FINANCIAL STATEMENTS

                      YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                       ------

Report Of Independent Accountants

Financial Statements:

            Balance Sheets As Of September 30, 1997 And 1996

            Statements Of Income (Loss) For The Years Ended September 30, 1997 And 1996

            Statements Of Cash Flows For The Years Ended September 30, 1997 And 1996

            Statements Of Shareholders' Equity For The Years Ended September 30, 1997 And 1996

Notes To Financial Statements

                         REPORT OF INDEPENDENT ACCOUNTANTS

                                     ---------


Board of Directors
Boardwalk Casino, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Boardwalk Casino, Inc. as of September 30, 1997 and 1996, and the related statements of income (loss), shareholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boardwalk Casino, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Boardwalk Casino, Inc. will continue as a going concern. As more fully described in Note 2, the Company has entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage"). The Acquisition Agreement is subject to certain conditions, including regulatory and shareholder approvals. Mirage is currently the holder of approximately $45 million principal amount of the Company's indebtedness. Should the Acquisition Agreement not be approved, or should the closing be delayed, the Company would not have sufficient resources to pay interest and scheduled principal of the indebtedness acquired by Mirage, without modification of the terms of such indebtedness. There is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
November 24, 1997 except for
Note 2 as to which the date
is January 5, 1998

                                BOARDWALK CASINO, INC.
                                    BALANCE SHEETS
                             SEPTEMBER 30, 1997 AND 1996
                                       -------




                                                                                                           1997              1996
                                                                                                           ----              ----
                                           A S S E T S:
 Current assets:
      Cash and cash equivalents                                                                         $2,236,018       $4,772,549
      Receivables, net of allowance for doubtful accounts of $8,276 (1997) and $17,105 (1996)            1,258,170          439,857
      Inventory                                                                                            130,436           73,719
      Prepaid expenses                                                                                     746,965          573,964
                                                                                                        ----------       ----------

           Total current assets                                                                          4,371,589        5,860,089
                                                                                                        ----------       ----------

 Property and equipment, net of accumulated depreciation of $8,885,392 (1997) and
      $5,705,685 (1996)                                                                                 57,305,457       55,486,285
                                                                                                        ----------       ----------

 Other assets:
      Deferred costs, net of accumulated amortization of $583,158 (1997) and $239,435 (1996)             1,416,761        1,645,090
      Restricted cash                                                                                      173,385           66,394
      Other                                                                                                100,969          113,091
                                                                                                        ----------       ----------

           Total other assets                                                                            1,691,115        1,824,575
                                                                                                        ----------       ----------

           Total assets                                                                                $63,368,161      $63,170,949
                                                                                                        ----------       ----------
                                                                                                        ----------       ----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current liabilities:
      Accounts payable                                                                                  $1,520,268       $1,281,657
      Construction accounts payable                                                                        461,126          171,283
      Accrued expenses                                                                                   3,224,525        2,497,615
      Accrued interest expense                                                                           3,426,870             -
      Related party payables                                                                               400,000           50,000
      Notes payable                                                                                        600,000             -
      Current portion of obligations under capital leases                                                2,517,920        3,115,522
      Term debt classified as current, net of original issue discount of $3,875,773
      (Notes 2 and 6)                                                                                   41,124,227             -
                                                                                                        ----------       ----------

           Total current liabilities                                                                    53,274,936        7,116,077
                                                                                                        ----------       ----------

 Term debt, net of original issue discount of $4,090,477                                                      -          40,909,523
 Obligations under capital leases, less current portion                                                  1,833,477        3,400,234
                                                                                                        ----------       ----------

           Total liabilities                                                                            55,108,413       51,425,834
                                                                                                        ----------       ----------
 Commitments and contingencies

 Shareholders' equity:
      Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued and
      outstanding                                                                                            -                 -
      Common stock, $.001 par value; 50,000,000 shares authorized; 7,179,429 (1997 and 1996)
      shares issued and outstanding                                                                          7,179            7,179
      Additional paid-in capital                                                                        22,435,083       22,435,083
      Accumulated deficit                                                                              (14,182,514)     (10,697,147)
                                                                                                        ----------       ----------

           Total shareholders' equity                                                                    8,259,748       11,745,115
                                                                                                        ----------       ----------

           Total liabilities and shareholders' equity                                                  $63,368,161      $63,170,949
                                                                                                        ----------       ----------
                                                                                                        ----------       ----------


The accompanying notes are an integral part of these financial statements.

                                BOARDWALK CASINO, INC.
                             STATEMENTS OF INCOME (LOSS)
                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                                     --------

                                                         1997          1996
                                                         ----          ----
 Revenues:
      Casino                                          $23,149,451   $16,897,527
      Rooms                                            11,839,744     7,224,324
      Food and beverage                                 6,977,697     4,031,278
      Other                                             1,785,545       837,895
                                                       ----------    ----------

                       Gross revenues                  43,752,437    28,991,024

 Less promotional allowances                           (2,052,392)   (1,079,467)
                                                       ----------    ----------

                       Net revenues                    41,700,045    27,911,557
                                                       ----------    ----------

 Costs and expenses:
      Casino                                           14,160,946    10,787,868
      Rooms                                             5,192,093     3,460,334
      Food and beverage                                 7,131,585     4,168,259
      Other                                               230,862       173,138
      Selling, general and administrative               7,480,641     5,174,502
      Depreciation and amortization                     3,524,249     2,525,044
                                                       ----------    ----------

                                                       37,720,376    26,289,145
                                                       ----------    ----------

 Income from operations                                 3,979,669     1,622,412
                                                       ----------    ----------

 Other (income) expense:
      Interest income                                     (81,842)     (395,416)
      Interest expense                                  8,054,164     7,874,115
      Interest capitalized                               (507,286)   (1,442,493)
                                                       ----------    ----------

                                                        7,465,036     6,036,206
                                                       ----------    ----------

                       Net income (loss)              ($3,485,367)  ($4,413,794)
                                                       ----------    ----------
                                                       ----------    ----------

                       Net income (loss)
                       per share of common stock            ($.49)        ($.70)
                                                              ---           ---
                                                              ---           ---

                       Weighted average
                       common shares outstanding        7,179,429     6,292,287
                                                       ----------    ----------
                                                       ----------    ----------





The accompanying notes are an integral part of these financial statements.

                                BOARDWALK CASINO, INC.
                               STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                                      --------


                                                                                                         1997               1996
                                                                                                         ----               ----
Cash flows from operating activities:
      Net income (loss)                                                                              ($3,485,367)       ($4,413,794)
                                                                                                       ---------          ---------
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                                 3,524,249          2,525,044
         Provision for doubtful accounts                                                                   4,999             11,705
         Amortization of original issue discount                                                         214,704            462,472
         Changes in operating assets and liabilities:
           (Increase) in receivables                                                                    (809,484)          (420,475)
           (Increase) in inventory                                                                       (56,717)            (8,168)
           Increase in related party payables                                                            350,000             50,000
           (Increase) in prepaid expenses                                                               (173,001)          (197,331)
           Increase in accounts payable, net of amounts for capital expenditures                         238,611            130,827
           Increase in accrued expenses                                                                  726,910          1,732,181
           Increase (decrease) in accrued interest payable                                             3,426,870         (2,600,297)
                                                                                                       ---------          ---------

                Net cash provided by (used in) operating activities                                    3,961,774         (2,727,836)
                                                                                                       ---------         ----------

Cash flows from investing activities:
      Capital expenditures, net of amounts in accounts payable                                        (4,273,148)       (21,209,818)
      Net (additions) deductions to restricted cash equivalents in escrow accounts                      (106,991)        17,856,729
      (Increase) in deferred costs                                                                      (115,393)           (93,812)
      Decrease in other assets                                                                            12,122             21,920
                                                                                                       ---------          ---------

                Net cash used by investing activities                                                 (4,483,410)        (3,424,981)
                                                                                                       ---------          ---------

Cash flows from financing activities:
      Proceeds from notes payable borrowings                                                             600,000          3,429,611
      Principal payments of notes payable                                                                   -            (6,303,639)
      Proceeds from long-term debt borrowings, net of issuance costs                                        -             4,668,993
      Principal payments of capital lease obligations                                                 (2,614,895)        (1,062,235)
      Proceeds from issuance of common stock and warrants, net of issuance costs                            -             6,542,400
                                                                                                       ---------          ---------

                Net cash (used in) provided by financing activities                                   (2,014,895)         7,275,130
                                                                                                       ---------          ---------

                Net (decrease) increase in cash and cash equivalents                                  (2,536,531)         1,122,313


Cash and equivalents, beginning of period                                                              4,772,549          3,650,236
                                                                                                       ---------          ---------

Cash and equivalents, end of period                                                                   $2,236,018         $4,772,549
                                                                                                       ---------          ---------
                                                                                                       ---------          ---------

Supplemental cash flow information:
      Cash paid for interest                                                                          $4,627,294        $10,474,412
                                                                                                       ---------          ---------
                                                                                                       ---------          ---------

      Schedule of non-cash investing and financing activities:
      Property and equipment acquisitions included in accounts payable                                  $461,126           $171,283
                                                                                                         -------            -------
                                                                                                         -------            -------

      Capitalized lease obligations incurred                                                            $450,606         $5,242,336
                                                                                                         -------          ---------
                                                                                                         -------          ---------



  The accompanying notes are an integral part of these financial statements.

                             BOARDWALK CASINO, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                         Common Stock
                                                   ------------------------         Additional
                                                   Shares                             Paid-In         Accumulated
                                                 Outstanding         Amount           Capital            Deficit            Total
                                                 -----------         ------           -------         -----------           -----
Balances, September 30, 1995                       6,077,800         $6,078        $15,893,784        ($6,283,353)       $9,616,509

      Issuance of warrants to purchase
           common stock                                -               -                51,617               -               51,617

      Issuance of common stock, net of
           issuance costs                            721,429            721          4,639,107               -            4,639,828

      Exercises of warrants, net of
           issuance costs                            380,200            380          1,850,575               -            1,850,955

      Net loss                                          -              -                  -            (4,413,794)       (4,413,794)
                                                   ---------        -------         ----------        -----------        ----------
Balances, September 30, 1996                       7,179,429          7,179         22,435,083        (10,697,147)       11,745,115

      Net loss                                          -              -                  -            (3,485,367)       (3,485,367)
                                                   ---------        -------         ----------        -----------        ----------

Balances, September 30, 1997                       7,179,429         $7,179        $22,435,083       ($14,182,514)       $8,259,748
                                                   ---------          -----         ----------        -----------        ----------
                                                   ---------          -----         ----------        -----------        ----------



The accompanying notes are an integral part of these financial statements.

                               BOARDWALK CASINO, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                      ---------


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

     PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations, food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as casino expenses through interdepartmental allocations, as follows:

                                                   Year Ended September 30,
                                                   ------------------------
                                                      1997            1996
                                                      ----            ----

          Hotel                                     $126,254        $79,615
          Food and beverage                        1,046,396        923,362
                                                   ---------      ---------
                                                  $1,172,650     $1,002,977
                                                   ---------      ---------

     CASH EQUIVALENTS, CONCENTRATION OF CREDIT RISK AND RESTRICTED CASH

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 1997, the Company has approximately $913,400 on deposit with a single financial institution in excess of federally insured limits. At September 30, 1997 and 1996, the Company had $173,385 and $66,394, respectively on deposit as required by the Nevada Gaming Authorities which was restricted for use by the Company.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives for property and equipment are 10 to 40 years for building and improvements and 5 to 7 years for furniture and equipment. Accelerated depreciation methods are generally used for income tax purposes. Repairs and maintenance are charged to expense when incurred.

     A gain or loss is recognized upon disposal of property and equipment, and the asset and related accumulated depreciation and amortization amounts are removed from the accounts.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $933,560 and $387,312 for the years ended September 30, 1997 and 1996, respectively.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                    ---------


1.   Summary Of Significant Accounting Policies, Continued:

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

     EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Warrants and options to purchase common stock which were issued in 1996, 1995 and 1994 were excluded form the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed as detailed above while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options and warrants.

     The Company will adopt the provisions of SFAS 128 in its fiscal 1998 financial statements and the Company will be required to retroactively adopt this standard when it reports its operating results for the quarters and year ended September 30, 1998. When the Company presents this information, it expects to report the following restated amounts for 1997 and 1996:

                                               September 30,  September 30,
                                                   1997           1996
                                                   ----           ----
Basic earnings per share:

  Income before extraordinary item                $(.49)         $(.70)

  Net income (loss)                                (.49)          (.70)

Diluted earnings per share:

  Income before extraordinary item                 (.49)          (.70)

  Net income (loss)                                (.49)          (.70)

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                    ---------


1.   Summary Of Significant Accounting Policies, Continued:

     STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). SFAS 123 established fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to its supplier in amounts based on the price of its common stock or other equity instruments.

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

     The Company plans to utilize the disclosure option allowed by SFAS 123 and continue to account for stock-based compensation under APB 25. The Company did not issue any stock as compensation to employees during fiscal years 1997 and 1996.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to those matters discussed in Notes 2 and 6.

     ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

     RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.   Subsequent Event - Acquisition Agreement and Going Concern

     On December 22, 1997, the Company entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage") where the Company agreed to be acquired by Mirage. In connection with the Acquisition Agreement, Mirage has entered into separate purchase agreements (the "Stock Agreements") with certain selling shareholders of the Company to purchase their respective shares of common and preferred stock. The preferred stock was issued by the Company in October 1997, as more fully described in Note 10. The Stock Agreements, which are subject to regulatory approval, provide Mirage with an approximate 53% interest in the Company. The Acquisition Agreement also authorizes Mirage to purchase all of the remaining outstanding shares (the remaining 47% interest) of the Company's common stock for $5.00 per share (the closing price of the Company's common stock on the day

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                     ---------


2.   Subsequent Event - Acquisition Agreement and Going Concern, Continued

     prior to the execution of the Acquisition Agreement was $4.16). Completion of the Acquisition Agreement is subject to regulatory approval and approval of a majority of the Company's shareholders and is to be completed by no later than June 30, 1998 or the Acquisition Agreement is subject to termination and the Company will become liable to Mirage for $1,000,000. Under the terms of the Stock Agreements, the selling shareholders have agreed with Mirage to vote in favor of the Acquisition Agreement, should such vote take place prior to the closing of Stock Agreements.

     Under the terms of the Acquisition Agreement, all issued and outstanding warrants and stock options (other than options issued under the Company's 1994 Stock Compensation Plan or Outside Directors Stock Option Plan) will terminate or constitute only the right to receive the excess, if any, of the per share merger consideration ($5.00) over the per share exercise price of such warrant or option.

     As part of the Stock Agreements, Mirage (i) on January 5, 1998 purchased from one of the selling shareholders the $5,000,000 note payable by the Company which is due on September 30, 1998 (as more fully described in Note
     6), and (ii) will acquire a land parcel from one of the selling stockholders which is adjacent to the Company's hotel-casino and currently under lease to the Company (as more fully described in Note 10). One of the selling shareholders has agreed to terminate rights granted under the Memorandum of Understanding executed in October 1997, for consideration of approximately $3,700,000 from Mirage.

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 BCI Notes from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the $3,300,000 March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which become effective upon a change in control.

     Notwithstanding the Deferral Option, management of the Company believes that the combination of existing cash and cash flows from operations will not be sufficient to meet the Company's obligations as they become due
     during fiscal 1998.   These obligations include scheduled interest payments
     on the BCI Notes (approximately $6,600,000 for the year) and the scheduled interest and principal repayment on the $5,000,000 note payable due
     September 30, 1998.   Management expects that the need for cash will be
     significantly relieved upon completion of the Acquisition Agreement and merger with Mirage. However, as more fully described above, the Acquisition Agreement is subject to certain conditions, including regulatory and shareholder approvals. Should the Acquisition Agreement not be approved, or should the closing be delayed, the Company would not have sufficient resources to pay interest and scheduled principal of the indebtedness acquired by Mirage, without modification of the terms of such indebtedness.

     There is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                    ---------


3.   Property And Equipment:

     Property and equipment consists of the following:

                                                      September 30,
                                                 --------------------------
                                                 1997                1996
                                                 ----                ----

          Land and improvements              $3,218,499          $3,042,769
          Buildings and improvements         47,499,476          38,736,144
          Gaming equipment                    6,574,006           6,163,617
          Furniture and other equipment       8,790,209           8,077,178
                                             ----------          ----------
                                             66,082,190          56,019,708

          Less: accumulated depreciation     (8,885,392)         (5,705,685)
                                             ----------          ----------

                                             57,196,798          50,314,023

          Construction in progress              108,659           5,172,262
                                                -------           ---------

                                            $57,305,457         $55,486,285
                                             ----------          ----------

     Construction in progress at September 30, 1996 represents costs associated with an expansion of the second floor of the casino which included entertainment and meeting room space and a buffet facility. The second floor construction was substantially completed in June 1997 at a total cost of approximately $7,500,000. Construction in progress at September 30, 1997 represents architectural plans and construction costs related to the porte cochere and bridge between the parking garages and the casino.

4.   Notes Payable:

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

     In March 1996, the Company executed a $750,000, 12% uncollateralized promissory note to the Company's majority shareholder and CEO with principal and interest due in September 1996. The note was paid off with no gain or loss in September 1996 with proceeds from the $5,000,000 subordinated convertible note payable executed in September 1996, as more fully described in Note 6.

     In March 1997, the Company issued a $600,000 short-term note with 13.5% annual interest payable monthly with the principal due September 25, 1997, to a private investor who has provided other short-term financing to the Company in the past. The note's principal and interest were paid in October 1997, with the proceeds from sale of preferred shares as more fully described in Note 6.

5.   Leases:

     The Company has entered into capital lease agreements whereby the Company leases various equipment under two-, three-, five-, seven-, and twenty-year leases which expire at various dates through 2015.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                     ---------


5.   Leases, Continued:

     Capital lease obligations consist of the following:


                                                              September 30,
                                                          ---------------------
                                                            1997        1996
                                                            ----        ----
     Capital lease obligation, interest rate of
       prime plus 3%, monthly principal and interest
       payments of $57,744 through August 1998,
       collateralized by slot equipment                   $599,661   $1,519,684

     Capital lease obligation, effective interest
       rate of 12.50%, due in monthly installments of
       $41,817, including interest, through November
       1998, collateralized by casino and hotel
       equipment                                           542,134      948,248

     Capital lease obligation, interest rate of 10%,
       semi-annual principal and interest payments of
       $20,721 through August 2015, uncollateralized       320,201      337,988

     Capital lease obligation, effective interest
       rate of 12.50%, due in monthly installments of
       $23,418 through May 1999, collateralized by
       slot equipment                                      382,683      600,732

     Capital lease obligation, effective interest
       rate of 12.50%, due in monthly installments of
       $61,794 through September 1999, collateralized
       by hotel furniture, fixtures and equipment        1,315,172    1,822,938

     Capital lease obligations, effective interest
       rates ranging from 9.36% to 12.90%, due in
       aggregate monthly installments of $7,619, and
       ending at various times in 2001, collateralized
       by phone equipment                                  286,053      346,070

     Capital lease obligation, effective interest
       rate of 12.50%, due in monthly installments of
       $9,083 through October 2000, collateralized by
       signage equipment                                   271,595      347,222

     Other                                                 633,898      592,874
                                                         ---------    ---------

                                                         4,351,397    6,515,756
     Less amounts classified as current                 (2,517,920)  (3,115,522)
                                                         ---------    ---------
                                                        $1,833,477   $3,400,234
                                                         ---------    ---------

     Property and equipment include the following property leased under capital leases as of September 30, 1997 and 1996:

                                                           1997          1996
                                                           ----          ----

          Cost of equipment under capital leases       $7,125,873    $7,001,501

          Less, accumulated depreciation               (1,777,304)   (1,018,864)
                                                        ---------     ---------

                                                       $5,348,569    $5,982,637
                                                        ---------     ---------

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                     ---------

5.   Leases, Continued:

     Future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining terms of one year or more consist of the following at September 30, 1997.

          1998                                                       $2,801,265
          1999                                                        1,341,589
          2000                                                          283,719
          2001                                                          102,388
          2002                                                           18,724
          Thereafter                                                    231,311
                                                                        -------
               Total minimum lease payments                           4,778,996
          Less amount representing interest                          (  427,599)
                                                                      ---------
               Present value of minimum lease payments                4,351,397
          Less current portion                                       (2,517,920)
                                                                      ---------
               Long-term obligations under capital leases            $1,833,477
                                                                      ---------

     Total aggregate rental expense under various operations leases, including the rental expense under the office building lease, as more fully described in Note 10, for the years ended September 30, 1997 and 1996 was $1,064,292 and $366,780, respectively.

     The Company leases as lessor certain retail space in its casino facilities under operating lease agreements. Additionally, as more fully described in
     Note 10, in October 1997, the Company began subleasing (as lessor under operating lease agreements) certain office and retail space in a building it leases from its majority shareholder. The leases are short-term and renewable based upon mutual agreement between the Company and the lessee. Rental income under these agreements totaled $807,169 and $230,566 for the years ended September 30, 1997 and 1996, respectively.


6.   Term Debt:

     As more fully described in Note 2, management of the Company believes that the combination of existing cash and cash flows from operations will not be sufficient to meet the scheduled interest payments on the $40,000,000 First Mortgage Notes and the scheduled interest and principal repayment on the $5,000,000 shareholder note payable, which would cause the Company to violate the respective provisions of the note agreements and cause the debt to be immediately due and payable. Accordingly, the term debt has been classified as a current obligation as of September 30, 1997.

     Term debt consists of the following:
                                                             September 30,
                                                            --------------
                                                           1997         1996
                                                           ----         ----
     $40,000,000, 16.50% First Mortgage Notes due
        March 31, 2005 (the"BCI Notes") with interest
        payable semi-annually, net of unamortized
        original issue discount of $3,875,773 (1997)
        and $4,090,477 (1996) (a)                       $36,124,227  $35,909,523

     Eurodollar rate plus 2% convertible
        subordinated note payable to a shareholder,
        due September 30, 1998 with interest payable
        quarterly (b)                                     5,000,000    5,000,000
                                                         ----------   ----------

                                                        $41,124,227  $40,909,523
                                                         ----------   ----------

     (a) On April 11, 1995, the Company completed a private placement of the BCI Notes. The offering generated net proceeds of approximately $38,449,000 after deducting debt issuance costs. The BCI Notes are collateralized by a first mortgage on substantially all of the assets of the Company, including the expansion project. The
          Company recorded an original issue discount of $4,345,772 in connection with the BCI Notes, related to the issuance of 1,908,692 warrants to purchase common stock (exercisable at $6.00 per share), based on the estimated market value of the warrants at the date of issuance. Terms of the warrants are more fully described in Note 7.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                      ---------


6.   Term Debt, Continued:

          The Indenture governing the BCI Notes (the "Indenture") limited the use of the net proceeds from the offering to fund the cost of a hotel and casino expansion completed in 1996 (the "Expansion"). The proceeds were placed in escrow with a trustee pending draw-downs for qualifying project expenditures and were classified as restricted cash equivalents. All of the proceeds from the BCI Notes were used as of September 30, 1996. The BCI Notes are not subject to mandatory redemption, except upon a change of control, decline in net worth, or certain asset sales, all as defined in the Indenture. The Company has the option to redeem the BCI Notes, beginning after September 2001 at a premium, as defined in the Indenture.

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

          As of September 30, 1997, the Company was in default of certain debt covenants under the Indenture. These covenant violations included:
          (i) the Company entered into recourse debt agreements totaling approximately $480,000 which were in excess of the $2,000,000 allowed by the Indenture; (ii) certain payable balances incurred in the ordinary course of business remained unpaid in excess of 60 days as of September 30, 1997; and (iii) in March 1997, the Company issued a $600,000 uncollateralized note payable to an unrelated third party which is in excess of the $5,000,000 of uncollateralized indebtedness allowed by the Indenture. In addition to the above matters, the Company made its September 30, 1997 interest payment related to the BCI Notes on October 29, 1997 which was within a 30 day grace period allowed for by the Indenture.

          During the first quarter of fiscal 1998, the Company cured the above defaults under the Indenture. The terms of one of the recourse debt agreements was modified to state that the agreement was no longer with recourse and the unpaid principal balances of the other recourse debt agreements were paid by the Company with cash flows from operations. The Company has also paid the certain payable balances incurred in the ordinary course of business which were in excess of 60 days past due with cash flows from operations.

          On October 29, 1997, the Company entered into a Memorandum of Understanding (the "Memorandum"). In connection with the Memorandum, and as more fully described in Note 10, the Company raised $3,250,000 through the issuance of 3,250 shares of $.001 preferred stock at a price of $1,000 per share to certain related parties. Proceeds from the preferred stock issuance were used to make the Company's September 30, 1997 interest payment in relation to the BCI Notes and retire the $600,000 uncollateralized note payable described in item (iii) above.

     (b) In September 1996, the Company executed a $5,000,000 subordinated, convertible promissory note collateralized by a second deed of trust on the assets of the Company. Interest is payable quarterly at the applicable Eurodollar rate plus 2% with principal due September 23, 1998 if not converted by the noteholder. In connection with the Memorandum, the conversion rights of the note were canceled by the Company with mutual agreement of the noteholder.

          The note agreement includes certain covenants that, among others things, limit the ability of the Company to pay dividends, sell certain assets or incur indebtedness not allowed by the Indenture. As discussed above, the Company incurred additional indebtedness which was not allowed by the Indenture. However, these defaults were cured during the first quarter of fiscal 1998.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENS, CONTINUED
                                      ---------

6.   Term Debt, Continued:

          The weighted average interest rate on notes payable, term debt, and capital leases outstanding as of September 30, 1997 and 1996 was approximately 15%.


7.   Shareholders' Equity:

     A summary of the Company's equity transactions and issuances of warrants to purchase common stock are summarized in the following paragraphs. At September 30, 1997, 1996 and 1995, the Company had the following warrants to purchase shares of common stock outstanding:

                                                                             Warrants Issued In
                                                                               Connection With    Warrants Issued In
                                         1994 Bridge     Warrants Issued In       Issuance          Connection With
                                          Financing        Connection With         Of BCI          Private Placement
                                         And IPO (a)      Notes Payable (b)       Notes (c)          Offering (d)        Total
                                         -----------     ------------------  -------------------  ------------------     ------
      Exercise price                            $5.00       $5.625, $6.00               $6.00               $7.50
                                                                and $8.00

      Expiration date                       Feb. 1998        Mar. 1996 to       April 2000 to           June 2000
                                                               Sept. 2000        Apr. 1, 2005

 Balances, September 30, 1995               3,967,200             208,000           1,908,692                -            6,083,892

      Issued                                    -                    -                 -                   75,000            75,000

      Exercised                              (380,200)               -                 -                     -             (380,200)
                                           ----------          ------------       -----------             ----------      ---------
 Balances, September 30, 1996               3,587,000             208,000           1,908,692              75,000         5,778,692

      Issued                                     -                   -                 -                     -                -

      Exercised                                  -                   -                 -                     -                -
                                           ----------          ------------       -----------             ----------      ---------
 Balances, September 30, 1997               3,587,000             208,000           1,908,692              75,000         5,778,692
                                           ----------          ------------       -----------             ----------      ---------
                                           ----------          ------------       -----------             ----------      ---------




                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                       ---------



7.   Shareholders' Equity, Continued:

     (a)  1994 bridge financing, common stock offering and warrant exercises:

          In 1994, the Company issued 450,000 warrants to purchase its common stock in connection with a bridge financing (the "Bridge Warrants"). Each Bridge Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $5.00 per share and expires in February 1998. The Bridge Warrants contain provisions that protect the bridge warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reorganizations or mergers. Upon completion of the initial public offering of the Company's common stock in February 1994, the Bridge Warrants were automatically converted into warrants identical to the Offering Warrants (described below). A bridge warrantholder does not possess any rights as a shareholder of the Company.

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

          Each Offering Warrant entitles the holder thereof to purchase one share of common stock at a price of $5.00 per share until February 11, 1998, at which time the Offering Warrant expires. The Offering Warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reorganizations or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

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

          During 1996, 380,200 warrants to purchase the Company's common stock were exercised for an equal number of shares of the Company's common stock. All of the warrants had an exercise price of $5.00, resulting in net proceeds to the Company of $1,850,955 after issuance costs.

     (b)  1995 bridge financing transactions:

          The Company issued 50,000 warrants to purchase its common stock in connection with $1,000,000 of bridge loans, which loans have been repaid. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $6.00 per share. The warrants expire in February 2000. The warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including,

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                     ---------

7.   Shareholders' Equity, Continued:

          but not limited to, stock dividends, stock splits, reorganizations or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

          The Company issued 150,000 warrants to purchase its common stock in connection with a 10% note payable issued in 1995, which note has been repaid. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $5.625 per share. The warrants are exercisable between March 1996 and September 2000. The warrants contain provisions that protect the warrantholders against dilution by adjustments of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reorganizations or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

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

     (c)  BCI Notes offering:

          As discussed in Note 6, the Company issued 1,908,692 warrants to purchase its common stock in connection with the BCI Notes. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $6.00 per share and 626,823 and 1,281,869 of the warrants expire in April 2000 and April 2005, respectively. The warrants contain provisions that protect the warrantholders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reorganizations or mergers. A warrantholder does not possess any rights as a shareholder of the Company.

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

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                     ---------


7.   Shareholders' Equity, Continued:

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

     No options were granted in the years ended September 30, 1996 or 1997.

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

     No options were granted in the years ended September 30, 1996 or 1997.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                      ---------



8.   Income Taxes:

     For the fiscal years ended September 30, 1997 and 1996, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

     The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:



                                                                                                       1997                1996
                                                                                                       ----                ----
     Tax benefit computed at federal statutory income tax rate (35%)                               ($1,220,000)        ($1,545,000)
     Unrecognized tax benefit from operating losses                                                  1,163,000           1,494,000
     Other, net                                                                                         57,000              51,000
                                                                                                     ---------           ---------

          Total income tax provision (benefit)                                                      $     -             $     -
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------



     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30, 1997 and 1996:


                                                                                                        1997                1996
                                                                                                        ----                ----
     Deferred tax assets:
     -------------------
          Federal net operating loss carryforward                                                   $5,008,000          $3,524,000
          Gaming tax assessment                                                                        194,000             175,000
          Other                                                                                         44,000              30,000
                                                                                                     ---------           ---------

                    Total deferred tax assets                                                        5,246,000           3,729,000
                                                                                                     ---------           ---------

     Deferred tax liabilities:
     -------------------------
          Depreciation                                                                                (882,000)           (674,000)
                                                                                                       -------             -------
                    Total deferred tax liabilities                                                    (882,000)           (674,000)
                                                                                                       -------             -------
     Valuation allowance                                                                            (4,364,000)         (3,055,000)
                                                                                                     ---------           ---------
                    Net deferred taxes                                                              $     -             $     -
                                                                                                     ---------           ---------
                                                                                                     ---------           ---------



     No income tax provision (benefit) has been recorded in the 1997 and 1996 financial statements, and the Company operates wholly in Nevada and, therefore, has no state income tax liability.

     Management has considered certain tax planning strategies as permitted by SFAS 109. However, management has determined that tax benefits associated with net recorded tax assets will most likely not be realized through future taxable income. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets of the Company.

     As of September 30, 1997, the Company had federal net operating loss carryforwards of approximately $14,307,000 which expire between 2009 and 2012.

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                     ---------

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

     HOLIDAY INN-REGISTERED TRADEMARK- FRANCHISE AGREEMENT

     The Company was granted a Holiday Inn-Registered Trademark- ten-year franchise license on June 16, 1994 after completing renovation of its existing hotel, consisting of 126 rooms in a high-rise tower and 75 annex rooms. The agreement required an original application fee of $77,500 and a fee of $125,400 for an additional 451 rooms opened in the expansion (which is reflected in other assets and is being amortized over the life of the agreement). The agreement provides that the Company will pay to Holiday Inn-Registered Trademark- (i) a monthly royalty of 5% of the gross rooms revenues; (ii) a "marketing contribution" of 1.5% of the gross rooms revenues; (iii) a "reservation contribution" of 1.0% of the gross rooms revenues; and (iv) a monthly Holidex fee of $6.43 for each guest room. The license granted under the agreement expires ten years from the date of the opening of the hotel under the "Holiday Inn" system, subject to earlier termination as set forth therein.

     GAMING TAX ASSESSMENT

     As of September 30, 1997, based on the advice of legal counsel, the Company has accrued approximately $555,000 (which includes $64,000 of accrued interest) related to an anticipated gaming tax assessment from the Nevada Gaming Control Board ("NGCB"). The NGCB has audited the Company's gaming tax returns in 1996 and the Company believes it is probable that the NGCB will determine that the Company has improperly deducted certain promotional wagers by patrons in calculating gross revenue for gaming tax purposes.
     The Company plans to appeal an assessment; however, the likelihood of a successful outcome cannot be determined.

10.  Related-Party Transactions:

     OFFICE SPACE LEASE

     During October 1997, the Company modified the existing lease agreement for office space and storage facilities for its corporate offices from its majority shareholders to increase the rent to $70,000 per month. The modified lease term is for two years and allows the Company to use the facilities for any purpose. The Company has options to extend the lease up to an additional 28 years. Total aggregate rental expense related to the office space and storage facilities was $840,000 and $101,375 for the years ended September 30, 1997 and 1996, respectively. The lease agreement entitles the Company to the rental income from the existing leases during the lease term. The existing leases are on short-term, renewable leases with current rents totaling approximately $28,000 per month.

     The lease agreement also allowed the Company the first right of refusal to purchase the land and building at their fair value should the shareholder decide to sell them (the "First Refusal Right").

     The Company has accrued $350,000 of rental payments in relation to the office lease which is reflected as a current obligation as of September 30, 1997. Effective November 1, 1997, in connection with the Memorandum described below, the Company has the option to defer payment of up to $40,000 per month of the rent due under the office space lease until the earlier of November 1, 1998 or the date of a sale of the building and land.

     MEMORANDUM OF UNDERSTANDING

     On October 27, 1997, the Company entered a Memorandum of Understanding (the "Memorandum") with a shareholder of the Company. Such shareholder had previously lent the Company $5,000,000 under a note payable due September 23, 1998, as more fully described in Note 6. The Memorandum called for the Company to issue 3,250 shares of $.001 par value, 6% non-voting, cumulative preferred stock, series A

                               BOARDWALK CASINO, INC.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                     ---------


10.  Related-Party Transactions, Continued:

     ("Preferred Stock") at a price of $1,000 per share.  The offering generated
     proceeds of $3,250,000.   As more fully described in Note 6, proceeds from
     the preferred stock issuance were used to make the Company's September 30, 1997 interest payment in relation to the BCI Notes and retire a $600,000 uncollateralized note payable. The shareholder also acquired the First Refusal Right.

     The Preferred Stock has a liquidation preference over the Company's common stock in the event of liquidation. The Company shall be permitted to redeem the Preferred Stock only upon the written request of any holder thereof on or after April 1, 2005 at a price of $1,000 per share, plus all accrued and unpaid dividends.

     The Memorandum includes an option issued to the purchasing shareholder to purchase up to an additional 15,000 shares of Preferred Stock at a purchase price of $1,000 per share. The option expires on October 29, 1999. The Memorandum also restricts the Company from modifying, extending or changing the strike price of the terms of any of the warrants to purchase common stock outstanding as of the date of the Memorandum.

     In connection with the Memorandum, the shareholder also agreed to undertake a feasibility study of a $20,000,000 development on the land (the "Project"), which includes a termination fee of $2,000,000 payable by the Company to the shareholder upon the occurrence of certain events which interfere with or negatively impact the Project including the sale of the land and building to another party.

     HOLIDAY GIFTS, INC.

     The Company leases retail space, as lessor, in the above-described facilities to Holiday Gifts, Inc. (HGI), a company affiliated through common ownership. During the years ended September 30, 1997 and 1996, rental income from HGI was $62,000 and $11,000, respectively. Rental income from HGI is based at $5,000 per month plus 10% of sales over the $5,000 base.

11.  Fair Value Of Financial Instruments:

     The estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments. As of September 30, 1997, the fair market value of the BCI Notes is estimated to be approximately $50,500,000.

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

NAME                          AGE         POSITION
----                          ---         ---------
Forrest J. Woodward, II       55          President and Chief Operating Officer

Avis P. Jansen                70          Chairman of the Board of Directors
                                                    and Vice President

Louis J. Sposato              47          Chief Financial Officer, Secretary,
                                                    Treasurer and Director

James Scibelli  *             47          Director

Keven J. Picardo              41          Director

Jeffrey P. Jacobs             44          Director
________________


* Mr. Scibelli resigned as a director of the Company effective October 31, 1997.

     FORREST J. WOODWARD, II serves as the President and Chief Operating Officer of the Company. . From 1986 to 1988, Mr. Woodward served as executive vice president of the Dunes Hotel and Country Club, with responsibility for the management of the hotel and gaming areas. During 1990, he served as general manager of the Landmark Hotel and Casino, having been appointed by the Federal Bankruptcy Court to operate the property. In addition, from 1987 to 1993, Mr. Woodward served as chairman, president and majority shareholder of Las Vegas Resorts Corporation, a public company engaged in land acquisitions related to casino hotels. From 1992 to 1993, Mr. Woodward served as senior vice president - administration for the Stars' Desert Inn Hotel and Country Club. Thereafter, from 1993 until joining the Company in August 1995, he served as senior vice president - administration for Sheraton Desert Inn. His responsibilities at the Desert Inn included all domestic casino marketing, marketing and operations of gaming activities and operations of the country club, security and surveillance. Mr. Woodward received his Bachelor of Science degree from the University of Nevada at Las Vegas in 1968.

     AVIS P. JANSEN serves as the Chairman of the Board of Directors and Vice President of the Company. Since 1971, she has served as the president, secretary and treasurer of Holiday Gifts, Inc., the former operator of the Company's casino.

     LOUIS J. SPOSATO serves as the Chief Financial Officer, Secretary, Treasurer and a director of the Company. He received his Bachelor of Science degree in accounting from Fordham University in 1972. From 1983 to 1988, Mr. Sposato served as comptroller of Union Plaza Hotel & Casino, Las Vegas, Nevada, where he directed the hotel and casino's administrative functions and compliance requirements, including Nevada Gaming Commission Regulation 6 (internal control procedure for all licensees) and Regulation 6A (casino currency transaction record keeping and reporting requirements). From 1988 to 1989, Mr. Sposato served as assistant controller for Electronic Data Technologies, Las Vegas, Nevada, with responsibility for implementing their slot machine route accounting system. From 1989 to 1990, he served as assistant controller of Alexis Park Resort Hotel, Las Vegas, Nevada, with responsibility for all accounting functions.

     JAMES SCIBELLI served as a director of the Company until his resignation effective October 31, 1997. Since March 1986, Mr. Scibelli has served as president of Roberts & Green, Inc., a New York investment banking firm offering a variety of investment services. Since August 1991, he has also been an officer and director of SG Capital Corp., a financial consulting company. Mr. Scibelli serves as a director and a member of the compensation committee of Acclaim Entertainment, Inc. and a director of B.U.M. International, Inc.

     KEVEN J. PICARDO serves as a director of the Company. From 1990 to 1994, he served as an associate vice president of Kemper Securities, Inc. From 1994 until October 1995, Mr. Picardo served as senior vice president of USA Capital Management Group, Inc., Las Vegas, Nevada. From October 1995 to January 1997, he served as senior financial consultant with Signal USA Securities, Inc., Las Vegas, Nevada. From January 1997 to June 1997, Mr. Picardo served as senior investment executive with RAF Financial Corporation, Las Vegas, Nevada. Since June 1997, he serves as president of Wall Street Financial Services, Inc., Las Vegas, Nevada. Mr. Picardo devotes such time as necessary to the affairs of the Company.

     JEFFREY P. JACOBS serves as a director of the Company. Beginning in 1984, Mr. Jacobs developed the riverfront entertainment district, known as the "Flats", in Cleveland, Ohio. He also has developed, owns and manages several apartment complexes in Cleveland and throughout Ohio. In 1996, Mr. Jacobs became the Chief Executive Officer and Co-Chairman of the Board of Directors of BlackHawk Gaming & Development Co. ("BlackHawk"), a publicly traded gaming company headquartered in Boulder, Colorado that is co-owner and manager of the Gilpin Hotel & Casino in BlackHawk, Colorado. In 1996, Mr. Jacobs became the Chief Executive Officer and Chairman of the Board of Directors of Colonial Downs, which presently owns and operates two off-track betting parlors in the State of Virginia. Mr. Jacobs received his Bachelor of Business Administration degree from the University of Kentucky in 1975, his Masters of Business Administration from Ohio State University in 1977 and his Masters of Urban Planning from Cleveland State University in 1979. He served as a member of the Ohio House of Representatives from 1984 through 1986. Mr. Jacobs devotes such time as is necessary to the affairs of the Company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has not established any separate nominating committee. The Board has established a Compensation Committee which functions are to review and approve annual salaries and bonuses for all executive officers, review, approve and recommend to the Board of Directors the terms and conditions of all employee benefits or changes thereto, and manage and administer the Company's 1994 Stock Compensation Plan.

     The Board of Directors has established an Audit Committee which functions are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing accounting and financial policies of the Company, review the adequacy of the financial organization of the Company and review management's procedures and policies relative to the adequacy of the Company's internal accounting controls and compliance with federal and state laws relating to financial reporting.

     The Board of Directors has also established a Stock Option Committee to manage and administer the Company's Outside Directors Stock Option Plan.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and the accompanying explanatory footnotes, includes annual and long-term compensation information on (i) the Company's Chief Executive Officer for services rendered in all capacities during the fiscal years ended September 30, 1997, 1996 and 1995 and (ii) each executive officer who received total annual salary and bonus for the fiscal year ended September 30, 1997 in excess of $100,000.

SUMMARY COMPENSATION TABLE



----------------------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                                                  LONG TERM
                                                                                                                    COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
              NAME AND
              PRINCIPAL                   FISCAL                                             OTHER ANNUAL             OPTIONS
              POSITION                     YEAR            SALARY            BONUS           COMPENSATION             GRANTED
----------------------------------------------------------------------------------------------------------------------------------
 Norbert W. Jansen, Chairman  of           1997           $68,750              0                   0                     0
 the Board of Directors and Chief    ---------------------------------------------------------------------------------------------
 Executive Officer (1)                     1996           238,000              0                   0                     0
                                     ---------------------------------------------------------------------------------------------
                                           1995           225,000              0                   0                  170,000
----------------------------------------------------------------------------------------------------------------------------------
 Steve Greathouse, Chief Executive
 Officer (2)                               1997           135,000              0                   0                     0
----------------------------------------------------------------------------------------------------------------------------------

 Forrest J. Woodward, Chief                1997           180,000              0                   0                     0
 Operating Officer                   ---------------------------------------------------------------------------------------------
                                           1996           180,000              0                   0                     0
                                     ---------------------------------------------------------------------------------------------
                                           1995            21,000             0                   0                     0
----------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Jansen died on January 6, 1997.
(2) Mr. Greathouse served as CEO from March 19, 1997 until his resignation on August 12, 1997.

EMPLOYMENT AGREEMENTS

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

DIRECTORS' COMPENSATION

     Each non-employee director of the Company receives $1,000 for each meeting of the Board of Directors attended. In addition, pursuant to the Outside Directors Stock Option Plan, outside directors may be granted options to purchase shares of Common Stock (subject to certain vesting requirements). See "- The Outside Directors Stock Option Plan."

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

     During the fiscal years ended September 30, 1996 and 1997, the Company did not grant any options under the 1994 Plan.

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

During the fiscal years ended September 30, 1996 and 1997, the Company did not grant any options under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 7, 1998, by (i) all persons known by the Company to be the owner, of record or beneficially, of more than five percent of the outstanding Common Stock, (ii) each executive officer and director of the Company and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of January 7, 1998 are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person.

     As far as is known to management of the Company, no person owned beneficially more than five percent of the outstanding shares of Common Stock as of January 7, 1998 except as set forth below.



                                                  SHARES BENEFICIALLY
                  NAME                                   OWNED          PERCENT OF SHARES
                 ------                                 -------         -----------------
Norbert W. Jansen and Avis Jansen,                     2,750,000              38.3
Trustees u/a/d 07/14/93 (1)

Avis P. Jansen (1)(2)                                  2,775,000 (3)          38.7

Forrest J. Woodward (9)                                   75,000 (4)           1.0

Louis J. Sposato (9)                                     112,500 (5)           1.5

James Scibelli (9)                                       430,000 (6)           5.7

Keven J. Picardo (9)                                      19,500 (7)            *

Jeffrey P. Jacobs (10)                                 1,071,429              14.9

Franklin Custodian Funds, Inc. - Income                1,281,869 (8)          15.1
Series (9)

Diversified Opportunities Group Ltd. (10)              1,071,429              14.9

All Executive Officers and Directors as a              4,053,429              54.8
group (7 persons)



* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) The business address of Norbert W. Jansen and Avis Jansen, Trustees u/a/d 07/14/93 (the "Jansen Trust") and Avis P. Jansen is 3750 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Such shares are held of record and beneficially by The Jansen Trust but may be deemed to also be beneficially owned by Mrs. Jansen (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) since, as trustee of The Jansen Trust, Mrs. Jansen has the power to direct the voting and disposition of such shares.

(2)  Avis P. Jansen is deemed to beneficially own the

     2,750,000 shares beneficially owned by the Jansen Trust.

(3) Includes options currently exercisable to acquire 25,000 shares of Common Stock owned by Avis P. Jansen.

(4) Includes options currently exercisable to acquire 65,000 shares of Common Stock.

(5) Includes options currently exercisable to acquire 112,500 shares of Common Stock.

(6) Includes options currently exercisable to acquire 25,000 shares of Common Stock and 355,000 redeemable common stock purchase warrants sold by the Company in its initial public offering dated February 11, 1994 (the "Warrants"). Each Warrant entitles the holder thereof to purchase one share of Common Stock at $5.00 per share at any time until February 11, 1998, subject to earlier redemption under certain circumstances.

(7) Includes options currently exercisable to acquire 17,500 shares of Common Stock.

(8) Represents warrants currently exercisable to acquire 1,281,869 shares of Common Stock.

(9)  The business address of Messrs. Woodward, Sposato, Scibelli and
     Picardo is 3750 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
     The business address of Franklin Custodian Funds, Inc. - Income Series is 777 Mariners Island Blvd., San Mateo, California 94404.

10) The business address of Jeffrey P. Jacobs and Diversified Opportunities Group Ltd. ("Diversified") is c/o Jacobs Entertainment Ltd., 425 Lakeside Avenue, Cleveland, Ohio 44114. Such shares are held of record and beneficially by Diversified but may be deemed to also be beneficially owned by Mr. Jacobs (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) since Mr. Jacobs has the power to direct the voting and disposition of such shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1996, the Company executed a $5,000,000 subordinated, convertible promissory note collateralized by a second deed of trust on the assets of the Company with Diversified Opportunities Group Ltd. ("Diversified").

     Effective October 1, 1996, in connection with the private transaction with Diversified, the Company entered into a lease agreement (the "Lease Agreement") as the tenant with The Jansen Trust as the landlord. The Lease Agreement covers certain land to the north of the hotel and casino (the "Property") which enables the Company to control the use of the Property and provided the Company with an option to purchase the Property for possible expansion of the hotel and casino. The Property consists of approximately 1.07 acres of land and has 150 feet of frontage on the Strip. It currently contains a two-story office building which is leased to several retail and office tenants, including the executive and administrative offices of the Company. The Lease Agreement commenced October 1, 1996 and has a term of 24 months, with an option to extend the lease term for an additional five years and a second, successive, option to extend it an additional 23 years. The base rent of $70,000 per month ($840,000 per year) is subject to adjustment after five years. In addition, the Lease Agreement granted the Company an option to purchase the Property under certain terms and conditions (the "First Refusal Right"). The Company believes that the terms of the Lease Agreement are fair and reasonable and on as beneficial terms as could be obtained from an unaffiliated third party consistent with other rentals assessed in the market area for similar facilities. For the fiscal year ended September 30, 1997, the Company paid $490,000 in rent, deferring the balance due of $350,000.

     On October 27, 1997, the Company entered into a Memorandum of Understanding (the "Memorandum") with a shareholder of the Company. Such shareholder had previously lent the Company $5,000,000 under a note payable due September 23, 1998. The Memorandum called for the Company to issue 3,250 shares of $.001 par value, 6% non-voting, cumulative preferred stock, series A ("Preferred Stock") at a price of $1,000 per share. The offering generated proceeds of $3,250,000. Proceeds from the preferred stock issuance were used to make the Company's September 30, 1997 interest payment in relation to the BCI Notes and retire a $600,000 uncollateralized note payable. The shareholder also acquired the First Refusal Right.

     The Preferred Stock has a liquidation preference over the Company's common stock in the event of liquidation. The Company shall be permitted to redeem the Preferred Stock only upon the written request of any holder thereof on or after April 1, 2005 at a price of $1,000 per share, plus all accrued and unpaid dividends.

     The Memorandum included an option issued to the purchasing shareholder to purchase up to an additional 15,000 shares of Preferred Stock at a purchase price of $1,000 per share. The option expires on October 29, 1999. The Memorandum also restricts the Company from modifying, extending or changing the strike price of the terms of any of the warrants to purchase common stock outstanding as of the date of the Memorandum.

     In connection with the Memorandum, the shareholder also agreed to undertake a feasibility study of a $20,000,000 development on the land (the "Project"), with a termination fee of $2,000,000 payable by the Company to the shareholder upon the occurrence of certain events which interfere with or negatively impact the Project including the sale of the land and building to another party.

     As part of the Acquisition Agreement and Stockholder Agreements (see Item I - "Plan of Merger"), Mirage will acquire the land and building currently under lease to the Company. The shareholder has agreed to terminate its rights granted under the Memorandum of Understanding for consideration of $3,700,000 from Mirage.

     In September 1996, the Company entered into a long term lease with Holiday Gifts, Inc. ("HGI") with respect to the gift shop within the hotel-casino covering approximately 1,000 square feet for an initial term of ten years, with a 5-year option, at a base monthly lease payment of the greater of $5.00 per square foot or 10% of the tenant's gross sales. Prior to September 1996, the Company leased to HGI a different and smaller store on its property as a gift shop at a monthly rental of $1,000.

     The investment banking firm of Roberts & Green was engaged by the Company as its financial advisor in regard to the merger agreement with Mirage.
James Scibelli, a former director of the Company, is the president of Roberts & Green.

     All future transactions with affiliates will be on terms no less favorable than could be obtained form unaffiliated parties. Any loans to officers, affiliates and/or shareholders of the Company are subject to the approval by a majority of the disinterested directors of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          3.1    Restated Articles of Incorporation of the Registrant.*

          3.2 Certificate of Amendment of Articles of Incorporation of the Registrant.**

          3.3 Certificate of Amendment of Articles of Incorporation of the Registrant.

          3.4    Bylaws of the Registrant. *

          4.1    Form of Warrant Agreement. *

          4.2    Indenture between Boardwalk Casino, Inc., Issuer and
                 Shawmut Bank, N.A., Trustee for $40,000,000 16.5% First Mortgage Notes Due March 31, 2005, Dated as of April 7, 1995. *

          10.1   Outside Directors Stock Option Plan of Boardwalk Casino, Inc.**

          10.2   1994 Stock Compensation Plan of Boardwalk Casino, Inc. **

          10.3 Employment Agreement between Boardwalk Casino, Inc. and Louis J.Sposato. **

          10.4 Employment Agreement between Boardwalk Casino, Inc. and Forrest J. Woodward, II. ***

          10.5 Holiday Inns Franchising, Inc. License Agreement with the Company. *

          10.6 Purchase Agreement dated as of September 24, 1996, by and among Diversified, Jansen and the Company. ****

          10.7 Convertible Subordinated Note dated September 24, 1996, executed by the Company in favor of Diversified. ****

          10.8   Option and Proxy Agreement dated as of September 24,
                 1996, by and among Diversified, Jansen and the Company. ****

          10.9   Registration Agreement dated as of September 24,
                 1996, by and between Diversified and the Company. ****

          10.10 Lease Agreement effective as of October 1, 1996, by and between Jansen and the Company. ****

          10.11 Memorandum of Understanding by and among Diversified, Jansen and the Company - incorporated by reference to the Report on Form 8-K dated October 29, 1997, file number 1-12780.

          10.12 Agreement and Plan of Merger dated December 22, 1997 among Mirage Resorts, Incorporated, Mirage Acquisition Sub, Inc. and Boardwalk Casino, Inc.

          23.1 Consent of Coopers & Lybrand L.L.P., independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-05019 and 333-05021) of their report dated November 24, 1997, included in the Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1997.

          27.1   Financial Data Schedule.


-----------------

          *  -   incorporated by reference to the Exhibits to the
                 Registration Statement on Form SB-2and Post Effective
                 Amendments thereto, file number 33-71816-LA, declared effective February 11, 1994, June 29, 1995 and February 6,
                 1996.

          ** - incorporated by reference to the Report on Form 10-KSB for the fiscal year ended September 30, 1994, file number 1-12780.

          *** - incorporated by reference to the Report on Form 10-KSB for the fiscal year ended September 30, 1995, file number 1-12780.

          **** - incorporated by reference to the Report on Form 10-KSB for the fiscal year ended September 30, 1996, file number 1-12780.

          (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BOARDWALK CASINO, INC.
                              -------------------------
                                        Registrant

Date:     1/13/98             By:/s/ FORREST J. WOODWARD
         --------               --------------------------------
                                  Forrest J. Woodward, President and
                                  Chief Operating Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME  TITLE DATE



/s/ AVIS P. JANSEN      Chairman of the Board of Directors      1/13/98
---------------------                                           --------
Avis P. Jansen

/s/ LOUIS J. SPOSATO    Chief Financial Officer,                1/13/98
---------------------   Secretary, Treasurer and Director       --------
Louis J. Sposato


/s/ KEVEN J. PICARDO    Director                                1/13/98
---------------------                                           --------
Keven J. Picardo


/s/ JEFFREY P. JACOBS   Director                                1/13/98
---------------------                                           --------
Jeffrey P. Jacobs