Form 10QSB
period 1997-12-31
BOARDWALK CASINO INC
filed 1998-02-12
CIK 915281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  DECEMBER 31, 1997      Commission file number   1-12780
                    -----------------                               -------

                             BOARDWALK  CASINO, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

    STATE OF NEVADA                                     88-0304201
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

      3750 LAS VEGAS BOULEVARD SOUTH,   LAS VEGAS,  NEVADA       89109
      -------------------------------------------------------------------
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

               Yes        X        No
                     ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:

           Class                               Outstanding at December 31, 1997
-----------------------------                  --------------------------------
Common Stock, $.001 par value                              7,179,429


Transitional Small Business Disclosure Format


               Yes                 No        X
                     ----------         ----------

                               BOARDWALK CASINO, INC.
                                  BALANCE  SHEETS
                                       ASSETS

                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                      1997              1997
                                                                                ---------------    ---------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $     1,972,100    $   2,236,018
  Receivables, net of allowance for doubtful
   accounts of $13,276 and $8,276. . . . . . . . . . . . . . . . . . . . .            1,306,443        1,258,170
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              191,945          130,436
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              650,900          746,965
                                                                                ---------------    ---------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .            4,121,388        4,371,589
                                                                                ---------------    ---------------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $9,750,112 and $8,885,392 . . . . . . . . . . . . . . . .           56,532,818       57,305,457
                                                                                ---------------    ---------------

OTHER ASSETS:
  Deferred costs, net of accumulated amortization
   of $721,589 and $583,158. . . . . . . . . . . . . . . . . . . . . . . .            1,278,330        1,416,761
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              173,385          173,385
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              100,968          100,969
                                                                                ---------------    ---------------
    Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            1,552,683        1,691,115
                                                                                ---------------    ---------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    62,206,889    $  63,368,161
                                                                                ---------------    ---------------
                                                                                ---------------    ---------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,378,595    $   1,520,268
  Construction accounts payable. . . . . . . . . . . . . . . . . . . . . .               39,390          461,126
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,177,770        3,224,525
  Accrued interest expense . . . . . . . . . . . . . . . . . . . . . . . .            1,723,493        3,426,870
  Related party payables . . . . . . . . . . . . . . . . . . . . . . . . .              500,000          400,000
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -            600,000
  Current portion of obligations under capital leases. . . . . . . . . . .            2,073,304        2,517,920
  Term debt classified as current, net of original issue
   discount of $3,815,476  and $3,875,773. . . . . . . . . . . . . . . . .           41,184,524       41,124,227
                                                                                ---------------    ---------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .           50,077,076       53,274,936
                                                                                ---------------    ---------------
  Obligations under capital leases, less current portion . . . . . . . . .            1,457,403        1,833,477
                                                                                ---------------    ---------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           51,534,479       55,108,413
                                                                                ---------------    ---------------
COMMITMENTS AND CONTINGENCIES
Series A Redeemable Preferred stock, par value $.001, authorized
 18,250 shares; 3,250 shares issued and outstanding. . . . . . . . . . . .            3,250,000              -
                                                                                ---------------    ---------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 14,981,750 shares
   authorized, none issued . . . . . . . . . . . . . . . . . . . . . . . .                   -               -
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 7,179,429 issued and outstanding. . . . . . . . . . . . . .                7,179            7,179
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .           22,405,083       22,435,083
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,989,852)     (14,182,514)
                                                                                ---------------    ---------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .            7,422,410        8,259,748
                                                                                ---------------    ---------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . .      $    62,206,889    $  63,368,161
                                                                                ---------------    ---------------
                                                                                ---------------    ---------------

                        See notes to financial statements.

                                BOARDWALK CASINO, INC.
                          STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31,


                                                        1997            1996
                                                   ------------     -----------
REVENUES:
  Casino . . . . . . . . . . . . . . . . . . . .   $  6,395,768     $ 5,219,626
  Rooms. . . . . . . . . . . . . . . . . . . . .      3,145,440       3,278,229
  Food and beverage. . . . . . . . . . . . . . .      1,657,166       1,484,656
  Other. . . . . . . . . . . . . . . . . . . . .        433,338         476,186
                                                   ------------     -----------
    Gross revenue. . . . . . . . . . . . . . . .     11,631,712      10,458,697
                                                   ------------     -----------
Less promotional allowances. . . . . . . . . . .       (467,732)       (513,845)
                                                   ------------     -----------
                                                     11,163,980       9,944,852
COSTS AND EXPENSES:
  Casino . . . . . . . . . . . . . . . . . . . .      4,151,173       3,145,333
  Rooms. . . . . . . . . . . . . . . . . . . . .      1,254,340       1,205,274
  Food and beverage. . . . . . . . . . . . . . .      1,661,358       1,519,699
  Other. . . . . . . . . . . . . . . . . . . . .         67,464          76,416
  Selling, general and administrative. . . . . .      1,796,198       1,668,680
  Depreciation and amortization. . . . . . . . .      1,003,150         823,204
                                                   ------------     -----------
                                                      9,933,683       8,438,606
                                                   ------------     -----------
Income (loss) from operations. . . . . . . . . .      1,230,297       1,506,246
                                                   ------------     -----------
OTHER (INCOME) EXPENSE:
  Interest income. . . . . . . . . . . . . . . .           (326)        (41,101)
  Interest expense . . . . . . . . . . . . . . .      2,004,303       1,964,157
  Interest capitalized . . . . . . . . . . . . .            -          (192,286)
                                                   ------------     -----------
                                                      2,003,977       1,730,770
                                                   ------------     -----------

Income (loss) before income taxes. . . . . . . .       (773,680)       (224,524)
Income tax provision . . . . . . . . . . . . . .            -               -
                                                   ------------     -----------
Net income (loss). . . . . . . . . . . . . . . .       (773,680)       (224,524)
Preferred stock dividends. . . . . . . . . . . .        (33,658)            -
                                                   ------------     -----------
Net income (loss) applicable to common stock . .    $  (807,338)    $  (224,524)
                                                   ------------     -----------
                                                   ------------     -----------
BASIC EARNINGS PER COMMON SHARE:
  Net income (loss). . . . . . . . . . . . . . .    $     ( .11)     $    ( .11)
  Net income (loss) applicable to common stock .          ( .11)          ( .11)

DILUTED EARNINGS PER COMMON SHARE:
  Net income (loss). . . . . . . . . . . . . . .          ( .11)          ( .11)
  Net income (loss) applicable to common stock .          ( .11)          ( .11)
                                                   ------------     -----------
                                                   ------------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . .      7,179,429       7,179,429
                                                   ------------     -----------
                                                   ------------     -----------

                         See notes to financial statements.

                                BOARDWALK CASINO, INC.
                         STATEMENT OF CASH FLOWS (UNAUDITED)


THREE MONTHS ENDED DECEMBER 31,
                                                                                  1997           1996
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (773,680)   $  (224,524)
                                                                              -----------    -----------
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      1,003,150        823,204
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .          5,000             --
     Amortization of original issue discount . . . . . . . . . . . . . . .         60,297         49,194
     Changes in operating assets and liabilities
        (Increase) decrease in  receivables. . . . . . . . . . . . . . . .        (53,273)      (357,968)
        (Increase) decrease in inventory . . . . . . . . . . . . . . . . .        (61,509)       (15,897)
        (Increase) decrease in prepaid expenses. . . . . . . . . . . . . .         96,065       (145,072)
        Increase (decrease) in payables and accrued expenses . . . . . . .     (2,347,197)     1,616,847
                                                                              -----------    -----------
  Net cash provided (used) by operating activities . . . . . . . . . . . .     (2,071,147)     1,745,784
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .        (92,081)    (1,091,843)
     (Increase) decrease in deferred costs . . . . . . . . . . . . . . . .             --         (2,788)
                                                                              -----------    -----------
  Net cash provided (used) by investing activities . . . . . . . . . . . .        (92,081)    (1,094,631)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of notes and contracts payable . . . . . . . . . .       (600,000)      (421,540)
     Related party payables. . . . . . . . . . . . . . . . . . . . . . . .        100,000             --
     Principal payments of capital lease obligations . . . . . . . . . . .       (820,690)      (207,797)
     Issuance of preferred stock, net of issuance costs. . . . . . . . . .      3,220,000             --
                                                                              -----------    -----------
  Net cash provided (used) by financing activities . . . . . . . . . . . .      1,899,310       (629,337)
                                                                              -----------    -----------

Net increase (decrease)  in cash . . . . . . . . . . . . . . . . . . . . .       (263,918)        21,816
Cash and equivalents, beginning of period. . . . . . . . . . . . . . . . .      2,236,018      4,772,549
                                                                              -----------    -----------
Cash and equivalents, end of period. . . . . . . . . . . . . . . . . . . .   $  1,972,100   $  4,794,365
                                                                              -----------    -----------
                                                                              -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,647,382   $    155,874

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquisitions financed by
     contracts payable . . . . . . . . . . . . . . . . . . . . . . . . . .    $        --   $     92,832

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

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal
year ended September 30, 1997.   In the opinion of management, all
adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

RECLASSIFICATIONS

     Certain amounts in the quarter ended December 31, 1996 financial statements have been reclassified to conform with the quarter ended December 31, 1997.

2.   ACQUISITION AGREEMENT, GOING CONCERN AND MEMORANDUM OF UNDERSTANDING:

     On December 22, 1997, the Company entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage") where the Company agreed to be acquired by Mirage Resorts. In connection with the Acquisition Agreement, Mirage has entered into separate purchase agreements (the "Stock Agreements") with certain selling shareholders of the Company to purchase their respective shares of common and preferred stock. The Stock Agreements, which are subject to regulatory approval, provide Mirage with an approximate 53% interest in the Company.
The Acquisition Agreement also authorizes Mirage to purchase all of the remaining outstanding shares (the remaining 47% interest) of the Company's common stock for $5.00 per share (the closing price of the Company's common stock on the day prior to the execution of the Acquisition Agreement was $4.16). Completion of the Acquisition Agreement is subject to regulatory approval and approval of a majority of the Company's shareholders and is to be completed by no later than June 30, 1998 or the Acquisition Agreement is subject to termination and the Company will become liable to Mirage for $1,000,000. Under the terms of the Stock Agreements, the selling shareholders have agreed with Mirage to vote in favor of the Acquisition Agreement, should such vote take place prior to the closing of Stock Agreements.

     Under the terms of the Acquisition Agreement, all issued and outstanding warrants and stock options (other than options issued under the Company's 1994 Stock Compensation Plan or Outside Director's Plan) will terminate or constitute only the right to receive the excess, if any, of the per share Merger consideration ($5.00) over the per share exercise price of such warrant or option.

                              BOARDWALK  CASINO, INC.
                     NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

2.   ACQUISITION AGREEMENT, GOING CONCERN AND MEMORANDUM OF UNDERSTANDING,
     CONTINUED:

     As part of the Stock Agreements, Mirage (i) purchased from one of the selling shareholders the $5,000,000 note payable by the Company and due on September 30, 1998 and (ii) acquired a land parcel from one of the selling stockholders which is adjacent to the Company's hotel-casino and currently under lease to the Company. One of the selling shareholders has agreed to terminate rights granted under the Memorandum of Understanding executed in October 1997, for consideration of approximately $3,700,000 from Mirage.

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 First Mortgage Notes (the "BCI Notes") from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which become effective upon a change in control.

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

     There is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1997 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

                              BOARDWALK  CASINO, INC.
                     NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

2.   ACQUISITION AGREEMENT, MEMORANDUM OF UNDERSTANDING AND GOING CONCERN,
     CONTINUED:

MEMORANDUM OF UNDERSTANDING AND SALE OF REDEEMABLE PREFERRED STOCK

     On October 27, 1997, the Company entered into a Memorandum of Understanding (the "Memorandum"). A major shareholder had previously lent the Company $5,000,000 under a note payable due September 23, 1998. Under the terms of the Memorandum, the shareholder purchased preferred stock of the Company and acquired a right to purchase additional shares of preferred stock. The Memorandum called for the Company to issue 3,250 shares of $.001 par value, 6% non-voting, cumulative redeemable preferred stock, series A ("Preferred Stock") at a price of $1,000 per share to certain related parties. The offering generated proceeds of $3,250,000, before deducting offering costs of $30,000 paid by the Company, from the preferred stock issuance which were used to make the Company's September 30, 1997 interest payment in relation to the BCI Notes and retire a $600,000 uncollateralized note payable.

     The Preferred Stock has a liquidation preference over the Company's common stock in the event of liquidation and the Company shall be permitted to redeem the Preferred Stock upon the written request of any holder thereof on or after April 1, 2005 at a price of $1,000 per share, plus all accrued and unpaid dividends.

     The Memorandum includes an option issued to one of the above related parties to purchase up to an additional 15,000 shares of Preferred Stock at a purchase price of $1,000 per share. The option expires on September 29, 1999. The Memorandum also restricts the Company from modifying, extending or changing the strike price of the terms of any of the warrants to purchase common stock outstanding as of the date of the Memorandum.

     The shareholder also agreed to undertake a feasibility study of a $20 million development on the land (the "Project"), with a termination fee of $2 million payable by the Company to the shareholder upon the occurrence of certain events which interfere with or negatively impact the Project.

     On December 22, 1997, the shareholder agreed to terminate all rights granted under the Memorandum for consideration of approximately $3,700,000 from Mirage.

                           BOARDWALK  CASINO, INC.
                   NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

3.   EARNING PER COMMON SHARE:

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. Warrants and options to purchase common stock which were issued in 1994 through 1996 were excluded from the calculation of earnings (loss) per share, as their inclusion would have been anti-dilutive (by reducing the loss per share).

4.   COMMITMENTS AND CONTINGENCIES:

     The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, these actions and claims are either without merit or are covered by insurance or will not have a material adverse effect on the Company's financial position or results of operation or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

RESULTS OF OPERATIONS

     Income from operations has decreased $275,949 or 18.3% to $1,230,297 for the three months ended December 31, 1997 compared to income from operations of $1,506,246 for the three months ended December 31, 1996. The results of operations for the first quarter ended December 31, 1997 reflects the increased competition with hotel room rates and the effects of an increase in the minimum wage rate, non reoccurring legal fees of $139,000 and depreciation expense increased approximately $180,000.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     The Company had income from operations of $1,230,297 in the first quarter of 1998 compared to income from operations of $1,506,246 in the first quarter of prior year, a decrease of $275,949.

     The $275,949 decrease in operating income was primarily due to a greater increase in expenses than the associated increase in revenues. The first quarter net revenues were $11,163,980 compared to $9,844,852 for the same period in fiscal 1997, an increase of 12.3% ($1,219,128). Total costs and expenses increased 17.7% ($1,495,077) to $9,933,683 for the first quarter in fiscal 1998, from $8,438,606 during the same period in fiscal 1997.

CASINO OPERATIONS

     Gaming revenues increased 22.5% ($1,176,142) to $6,395,768 for the first quarter in fiscal 1998, from $5,219,626 when compared to the same period in fiscal 1997. The increase was due to: (i) increased race and sports book activity that generated an additional $940,504 (47.8%) to $2,906,548 in revenue for the current quarter from $1,966,044 for the first quarter last year, (ii) increased slot machine revenue of $282,978 (11.9%) to $2,665,999 for the current quarter from $2,383,021 for the first quarter last year and
(iii) table game revenues decreased $47,340 (5.4%).

     Casino expenses increased $1,005,840 (32.0%) to $4,151,173 for first
quarter in fiscal 1998 from $3,145,333 for the same period of 1997.   The
increase in casino expenses were due to: (i) additional race wire fees of $527,484 (ii) additional labor costs of $155,320, (iii) additional slot participation fees of $138,205, (iv) costs of providing promotional expenses increased by $117,234 and (v) an increase in supplies of $41,827.

ROOM OPERATIONS

     Gross room revenues decreased $132,789 or 4.1%, to $3,145,440 for the first quarter 1998 from $3,278,229 for the comparable quarter in fiscal 1997.

     Room nights available were 58,437 for the current quarter and the same period of last year. Room nights occupied increased 3.58% to 46,642 room nights occupied for the first quarter of fiscal year 1998 from 45,747 for the same period of 1997. The occupancy percentage increased to 79.8% for the first quarter of 1998 compared to 76.4% for the same period of fiscal 1997. The average room rate decreased $4.22 to $67.44 for the current period.

     Promotional allowance for rooms increased $25,717 (33.6%) to $102,263 for the current period compared to $76,546 for the same period of 1997. Net room revenues decreased $158,506 or 5.0% to $3,043,177 for the first quarter of fiscal 1998 from $3,201,683 for the same period of 1997.

     Hotel expenses increased $49,066 or 4.1%, to $1,254,340 for first quarter 1998 from $1,205,274 for the same period of 1997. The sales department and promotional programs account for the increase in expenses.

FOOD AND BEVERAGE OPERATIONS

     Gross food and beverage revenues increased $172,510 or 11.6%, to $1,657,166 for the first quarter 1998 from $1,484,656 for the comparable quarter in fiscal 1997. The increase in gross food and beverage revenues was primarily attributable to the opening of the second floor buffet in the later part of the second quarter 1997.

     Promotional allowance for food and beverage decreased $71,831 (16.4%) to $365,468 for the current period compared to $437,299 for the same period of 1997. Net food and beverage revenues increased $244,341 or 23.3% to $1,291,698 for the first quarter of fiscal 1998 from $1,047,357 for the same period of 1997.

     Food and beverage expenses increased $141,659, or 9.3%, to $1,661,358 for first quarter 1998 from $1,519,699 for the same period of fiscal 1997. This is the direct result of increased cost of sales and additional wages and benefits resulting from the opening of the second floor buffet.

OTHER REVENUES AND EXPENSES

     Other revenues decreased $42,848, or 9.0%, to $433,338 for the first quarter 1998 from $476,186 for the same period of fiscal 1997. The decrease of other revenues consists principally from the conversion of previous rental space to gaming space.

     Other expenses decreased $8,952, or 11.7%, to $67,464 for the first quarter 1998 from $76,416 for the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $127,518, or 7.6%, to $1,796,198 for first quarter 1998 from $1,668,680 for the same period of fiscal 1997. Advertising expense increased $139,639 in conjunction with the opening of the second floor buffet.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $1,003,150 in the first quarter in fiscal 1998, reflecting a $179,946 (21.9%) increase over the first quarter in fiscal 1997 amount of $823,204 due to the depreciable costs associated with the completed second floor buffet and meeting rooms.

OTHER INCOME AND EXPENSES

     Interest income decreased $40,775 to $326 in the first quarter of fiscal 1998 compared to $41,101 for the first quarter of 1997. Interest income relates to the Company's investments in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

     Interest expense increased to $2,004,303 in the first quarter of fiscal 1998 from $1,964,157 in the first quarter of fiscal 1997. Approximately $192,286 of interest was capitalized in the first quarter of fiscal year 1997 in connection with the Expansion, compared to none for the same period of 1998. The expenditures of the second floor buffet and meeting rooms gave rise to the interest capitalized in the first quarter fiscal 1997.


INCOME TAX PROVISION

     No income tax benefit was recorded. The Company has incurred losses and cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had unrestricted cash assets of $1,972,100 (3.2% of total assets) at December 31, 1997 compared to $2,236,018 (3.5% of total assets) at September 30, 1997. The ratio of current assets to current liabilities was
 .082 to 1 at December 31, 1997 and .082 to 1 September 30, 1997.

     The Company's operations generated a negative cash flow of approximately $2,071,141, due primarily to the October 29, 1997 payment of $3,300,000 in interest payable September 30, 1997.

     Investing activities for fiscal 1997 used approximately $92,081 for various equipment and improvements to the physical buildings.

     Financing activities provided approximately $1,899,310 from the issuance of preferred stock which raised $3,220,000 and $100,000 from a related party. Such proceeds were offset by $1,420,690 of principal payments on long-term debt notes payable and capital leases during fiscal 1997.

     On December 22, 1997, the Company entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage") where the Company agreed to be acquired by and merge into Mirage. In connection with the Acquisition Agreement, Mirage has entered into separate purchase agreements (the "Stockholder Agreements") with certain selling shareholders of the Company to purchase their respective shares of common and preferred stock. The Stockholder Agreements, which are subject to regulatory approval, provide Mirage with an approximate 53% interest in the Company. The Acquisition Agreement also authorizes Mirage to purchase all of the remaining outstanding shares (the remaining 47% interest) of the Company's common stock for $5.00 per share (the closing price of the Company's common stock on the day prior to the execution of the Acquisition Agreement was $4.16). Completion of the Acquisition Agreement is subject to regulatory approval and approval of a majority of the Company's shareholders and is to be completed by no later than June 30, 1998 or the Acquisition Agreement is subject to termination and the Company will become liable to Mirage for $1,000,000. Under the terms of the Stockholder Agreements, the selling shareholders have agreed with Mirage to vote in favor of the Acquisition Agreement, should such vote take place prior to the closing of Stock Agreements.

     As part of the Stockholders Agreements, Mirage (i) on January 5, 1998 purchased from one of the selling shareholders the $5,000,000 note payable by the Company which is due on September 30, 1998, and (ii) did acquire a land parcel from one of the selling stockholders which is adjacent to the Company's hotel-casino and currently under lease to the Company. One of the selling shareholders has agreed to terminate rights granted under the Memorandum of Understanding executed in October 1997, for consideration of approximately $3,700,000 from the Mirage.

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 First Mortgage Notes (the "BCI Notes") from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which becomes effective upon a change in control.

     Notwithstanding the Deferral Option, management of the Company believes that the combination of existing cash and cash flows from operations will not be sufficient to meet the Company's obligations as they become due during fiscal 1998. These obligations include scheduled interest payments on the BCI Notes (approximately $6,600,000 for the year) and the scheduled interest and principal repayment on the $5,000,000 note payable due September 30, 1998 amounting to approximately $5,400,000 and current maturities of short term notes and lease obligations amounting to $2,073,000. Management expects that the need for cash will be significantly relieved upon completion of the Acquisition Agreement and merger with Mirage. However, as more fully described above, the Acquisition Agreement is subject to certain conditions, including regulatory and shareholder approvals. Should the Acquisition Agreement not be approved, or should the closing be delayed, the Company would not have sufficient resources to pay interest and scheduled principal of the indebtedness acquired by Mirage, without modification of the terms of such indebtedness.

     There is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1997 financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

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


                                     BOARDWALK CASINO, INC.
                                     ----------------------
                                           Registrant



Date          02/12/98       /s/ Forrest Woodward, II
                             ------------------------
                             President and
                                Chief Operating Officer


Date          02/12/98       /s/ Louis J. Sposato
                             ---------------------
                             Chief Financial Officer