Form 10-Q/A
period 1997-12-31
BOARDWALK CASINO INC
filed 1998-04-10
CIK 915281

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q\A


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended:  DECEMBER 31, 1997      Commission file number   1-12780
                    -----------------                               -------


                             BOARDWALK  CASINO, INC.
         -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


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

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

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

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 First Mortgage Notes (the "BCI Notes") from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. On March 26, 1998, the Company exercised its Deferral Option in the amount of $2,000,000. Mirage also waived its redemption rights under the BCI Notes which become effective upon a change in control.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

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

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40,000,000 First Mortgage Notes (the "BCI Notes") from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. On March 26, 1998, the Company exercised its Deferred Option in the amount of $2,000,000. Mirage also waived its redemption rights under the BCI Notes which becomes effective upon a change in control.

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

CERTAIN ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

                               BOARDWALK CASINO, INC.

                            PART II - OTHER INFORMATION


Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information  - None


Item 6. Exhibits and Reports on Form 8-K - On December 22, 1997, the Registrant filed a report on Form 8-K reporting in Item 5 that the Registrant and Mirage Resorts, Incorporated issued a press release, a copy of which was attached thereto as Exhibit (c)(20).

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


                                     BOARDWALK CASINO, INC.
                                     ----------------------
                                           Registrant



Date          04/09/98       /s/ Forrest Woodward, II
                             ------------------------
                             President and
                                Chief Operating Officer


Date          04/09/98       /s/ Louis J. Sposato
                             ---------------------
                             Chief Financial Officer