Form 10-Q
period 1998-03-31
BOARDWALK CASINO INC
filed 1998-05-15
CIK 915281

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  MARCH 31, 1998    Commission file number  1-12780
                    --------------                            -------

                               BOARDWALK  CASINO, INC.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


        STATE OF NEVADA                              88-0304201
   ------------------------           ------------------------------------
   (State of incorporation)           (I.R.S. Employer Identification No.)

     3750 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA           89109
   -----------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code           (702) 735-2400
                                                         --------------

--------------------------------------------------------------------------
           Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes        X        No
                         ---               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the close of the period covered by this report:


           Class                                Outstanding at March 31, 1998
-----------------------------                   -----------------------------
Common Stock, $.001 par value                            7,181,429

                               BOARDWALK CASINO, INC.
                                  BALANCE  SHEETS

                                                                          MARCH 31,        SEPTEMBER 30,
                                                                            1998                1997
                                                                          ---------        -------------
                                                                         (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .     $  3,276,053       $  2,236,018
     Receivables, net of allowance for doubtful
          accounts of $9,579 and $8,276. . . . . . . . . . . . . . .          760,593          1,258,170
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .          185,253            130,436
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          651,926            746,965
                                                                         ------------       ------------
          Total current assets . . . . . . . . . . . . . . . . . . .        4,873,825          4,371,589
                                                                         ------------       ------------
PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $10,625,451 and $8,885,392. . . . . . . . . . .       55,766,165         57,305,457
                                                                         ------------       ------------
OTHER ASSETS:

     Deferred costs, net of accumulated amortization
          of $774,745 and $583,158 . . . . . . . . . . . . . . . . .        1,225,173          1,416,761
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .          398,385            173,385
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100,966            100,969
                                                                         ------------       ------------
          Total other assets . . . . . . . . . . . . . . . . . . . .        1,724,524          1,691,115
                                                                         ------------       ------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . .     $ 62,364,514       $ 63,368,161
                                                                         ------------       ------------
                                                                         ------------       ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     $  1,801,737       $  1,520,268
     Construction accounts payable . . . . . . . . . . . . . . . . .                -            461,126
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .        3,284,429          3,224,525
     Accrued interest expense. . . . . . . . . . . . . . . . . . . .        2,216,818          3,426,870
     Related Party Payables. . . . . . . . . . . . . . . . . . . . .          620,000            400,000
     Notes Payable1. . . . . . . . . . . . . . . . . . . . . . . . .                -            600,000
     Current portion of obligation under capital leases. . . . . . .        1,799,734          2,517,920
     Term debt, classified as current, net of original issue
          discount of $3,752,279 and 3,875,773 . . . . . . . . . . .       41,247,721         41,124,227
                                                                         ------------       ------------
          Total current liabilities. . . . . . . . . . . . . . . . .       50,970,439         53,274,936
                                                                         ------------       ------------
     Obligations under capital leases, less current portion. . . . .        1,148,396          1,833,477
                                                                         ------------       ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . .       52,118,835         55,108,413
                                                                         ------------       ------------
COMMITMENTS AND CONTINGENCIES

Series A Preferred Stock, par value $.001, authorized 18,250 shares;
     3,250 shares issued and outstanding . . . . . . . . . . . . . .        3,250,000                  -
                                                                         ------------       ------------
SHAREHOLDERS' EQUITY:

     Preferred stock, $.001 par value; 15,000,000 shares
          authorized, none issued. . . . . . . . . . . . . . . . . .                -                  -
     Common stock, $.001 par value; 50,000,000 shares
          authorized; 7,181,429 (1998) and 7,179,429 (1997)
          shares issued and outstanding. . . . . . . . . . . . . . .            7,181              7,179
     Additional paid-in capital. . . . . . . . . . . . . . . . . . .       22,415,057         22,435,083
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .      (15,426,559)        (14,182,514)
                                                                         ------------       ------------
          Total shareholders' equity . . . . . . . . . . . . . . . .        6,995,679          8,259,748
                                                                         ------------       ------------
          Total liabilities and shareholders' equity . . . . . . . .     $ 62,364,514       $ 63,368,161
                                                                         ------------       ------------
                                                                         ------------       ------------

                         See notes to financial statements

                               BOARDWALK CASINO, INC.
                          STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31,

                                                              THREE MONTHS                        SIX MONTHS

                                                          1998           1997                1998            1997
                                                     -----------      ------------     ------------     ------------
REVENUES:

     Casino                                          $  6,815,713     $  5,507,295     $  13,211,481    $  10,726,921
     Rooms                                              2,750,752        2,992,597         5,896,192        6,270,826
     Food and beverage . . . . . . . . . . . . . .      1,707,552        1,753,665         3,364,718        3,238,321
     Other     . . . . . . . . . . . . . . . . . .        502,362          458,525           935,700          934,711
                                                     ------------     ------------      ------------     ------------
          Gross revenue  . . . . . . . . . . . . .     11,776,379       10,712,082        23,408,091       21,170,779
                                                     ------------     ------------      ------------     ------------
          Less promotional allowances. . . . . . .       (542,605)        (604,536)       (1,010,337)      (1,118,381)
                                                     ------------     ------------      ------------     ------------
               . . . . . . . . . . . . . . . . . .     11,233,774       10,107,546        22,397,754       20,052,398
COSTS AND EXPENSES:

     Casino                                             4,214,327        3,285,007         8,365,500        6,430,340
     Rooms                                              1,227,652        1,230,515         2,481,992        2,435,789
     Food and beverage . . . . . . . . . . . . . .      1,534,584        1,675,830         3,195,942        3,195,529
     Other                                                 58,205           54,224           125,669          130,640
     Selling, general and administrative                1,739,862        1,723,976         3,536,060        3,392,656
     Depreciation and amortization . . . . . . . .        928,496          824,738         1,931,646        1,647,942
                                                     ------------     ------------      ------------     ------------
                                                        9,703,126        8,794,290        19,636,809       17,232,896
                                                     ------------     ------------      ------------     ------------
Income  (loss) from operations . . . . . . . . . .      1,530,648        1,313,256         2,760,945        2,819,502
                                                     ------------     ------------      ------------     ------------

OTHER (INCOME) EXPENSE:

     Interest income                                       (5,240)         (36,165)           (5,566)         (77,266)
     Interest expense                                   1,922,909        2,023,363         3,927,212        3,987,520
     Interest capitalized. . . . . . . . . . . . .              -         (210,000)                -         (402,286)
                                                     ------------     ------------      ------------     ------------
                                                        1,917,669        1,777,198         3,921,646        3,507,968
                                                     ------------     ------------      ------------     ------------

Income (loss) before income taxes. . . . . . . . .       (387,021)        (463,942)       (1,160,701)        (688,466)
Income tax provision . . . . . . . . . . . . . . .              -                -              -                   -
                                                     ------------     ------------      ------------     ------------
Net income (loss)                                        (387,021)        (463,942)       (1,160,701)        (688,466)
Prefrerred stock dividends . . . . . . . . . . . .        (49,686)               -           (83,344)               -
                                                     ------------     ------------      ------------     ------------
Net income (loss) applicable to common stock          $  (436,707)     $  (463,942)    $  (1,244,045)     $  (688,466)
                                                     ------------     ------------      ------------     ------------
                                                     ------------     ------------      ------------     ------------
BASIC EARNINGS PER COMMON SHARE:

Net Income (loss)                                        $  (0.06)        $  (0.06)         $  (0.17)        $  (0.09)
Net Income (loss) applicable to common stock . . .          (0.06)           (0.06)            (0.17)           (0.09)
                                                     ------------     ------------      ------------     ------------
                                                     ------------     ------------      ------------     ------------
DILUTED EARNINGS PER COMMON SHARE:

Net Income (loss)                                           (0.06)           (0.06)            (0.17)           (0.09)
Net Income (loss) applicable to common stock . .            (0.06)           (0.06)            (0.17)           (0.09)

WEIGHTED AVERAGE COMMON

      SHARES OUTSTANDING . . . . . . . . . . . . .      7,180,806        7,179,429         7,180,110        7,179,429
                                                     ------------     ------------      ------------     ------------
                                                     ------------     ------------      ------------     ------------

EARNINGS (loss) PER SHARE. . . . . . . . . . . . .       $  ( .06)        $  ( .06)         $  ( .17)        $  ( .09)
                                                     ------------     ------------      ------------     ------------
                                                     ------------     ------------      ------------     ------------

                         See notes to financial statements

                               BOARDWALK CASINO, INC.
                        STATEMENT OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED MARCH 31,
                                                                   1998                 1997
                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . .   $(1,244,046)           $(688,466)
                                                                ----------           ----------
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
       Depreciation and amortization . . . . . . . . . . . .     1,931,646            1,647,942
       Provision for doubtful accounts . . . . . . . . . . .         1,303                  -
       Amortization of original issue discount . . . . . . .       123,495              102,278
       Changes in operating assets and liabilities
           (Increase) decrease in  receivables . . . . . . .       496,274             (108,911)
           (Increase) decrease in inventory. . . . . . . . .       (54,817)             (27,251)
           (Increase) decrease in prepaid expenses . . . . .        95,039             (191,639)
           Increase (decrease) in payables and accrued
             expenses. . . . . . . . . . . . . . . . . . . .    (1,329,803)             936,857
                                                                ----------           ----------
     Net cash provided (used) by operating activities. . . .        19,091            1,670,810
                                                                ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures. . . . . . . . . . . . . . . . .      (200,767)          (3,261,501)
       (Increase) decrease in restricted cash equivalents. .      (224,997)                 -
       (Increase) decrease in deferred costs . . . . . . . .           -                 (2,719)
       (Increase) decrease in other assets . . . . . . . . .           -               (130,210)
                                                                ----------           ----------
     Net cash provided (used) by investing activities. . . .      (425,764)          (3,394,430)
                                                                ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of notes and contracts payable . .      (600,000)          (1,338,741)
       Proceeds from borrowings, net of issuance costs . . .           -                600,000
       Related Party Payables. . . . . . . . . . . . . . . .       220,000                  -
       Principal payments of long-term debt. . . . . . . . .    (1,403,266)                 -
       Issuance of Preferred stock, net of issuance costs. .     3,220,000                  -
       Proceeds from issuance of common stock and warrants .         9,975                  -
                                                                ----------           ----------
   Net cash provided (used) by financing activities. . . . .     1,446,709             (738,741)
                                                                ----------           ----------
Net increase (decrease)  in cash . . . . . . . . . . . . . .     1,040,036           (2,462,361)
Cash and equivalents, beginning of period. . . . . . . . . .     2,236,018            4,772,549
                                                                ----------           ----------
Cash and equivalents, end of period. . . . . . . . . . . . .    $3,276,054           $2,310,188
                                                                ----------           ----------
                                                                ----------           ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest. . . . . . . . . . . . . . . . .    $5,137,264           $3,697,565

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment acquisitions financed by
       contracts payable . . . . . . . . . . . . . . . . . .    $      -             $  314,567
     Discount associated with common stock and
       warrants issued with bridge loan financing. . . . . .    $      -             $      -

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

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the
Company's 10-KSB for the fiscal year ended September 30, 1997.   In the opinion
of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations, food and beverage provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocation.

RECLASSIFICATIONS

     Certain amounts in the quarter and six months ended March 31, 1997 financial statements have been reclassified to conform with the quarter and six months ended March 31, 1998.

2.   ACQUISITION AGREEMENT, GOING CONCERN AND MEMORANDUM OF UNDERSTANDING:

     On December 22, 1997, the Company entered into a merger and acquisition agreement (the "Acquisition Agreement") with Mirage Resorts, Incorporated ("Mirage") where the Company agreed to be acquired by Mirage Resorts. In connection with the Acquisition Agreement, Mirage has entered into separate purchase agreements (the "Stock Agreements") with certain selling shareholders of the Company to purchase their respective shares of common and preferred stock.. The preferred stock was issued by the Company in October 1997. The Stock Agreements, which are subject to regulatory approval, provide Mirage with an approximate 53% interest in the Company. The Acquisition Agreement also authorizes Mirage to purchase all of the remaining outstanding shares (the remaining 47% interest) of the Company's common stock for $5.00 per share (the closing

                              BOARDWALK  CASINO, INC.
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.   ACQUISITION AGREEMENT, GOING CONCERN AND MEMORANDUM OF UNDERSTANDING,
CONTINUED:

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

     As part of the Stock Agreements, Mirage (i) purchased from one of the selling shareholders the $5,000,000 note payable by the Company and due on September 30, 1998 and (ii) will acquire a land parcel from one of the selling stockholders which is adjacent to the Company's hotel-casino and currently under lease to the Company. One of the selling shareholders has agreed to terminate rights granted under the Memorandum of Understanding executed in October 1997, for consideration of approximately $3.7 million from Mirage.

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the $40 million BCI Notes from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which become effective upon a change in control.

     Notwithstanding the Deferral Option, management of the Company believes that the combination of existing cash and cash flows from operations will not be sufficient to meet the Company's obligations as they become due during
fiscal 1998.   These obligations include scheduled interest payments on the
BCI Notes (approximately $6.6 million for the year) and the scheduled interest and principal repayment on the $5,000,000 note payable due September 30, 1998. Management expects that the need for cash will be significantly relieved upon completion of the Acquisition Agreement and merger with Mirage. However, as more fully described above, the Acquisition Agreement is subject to certain conditions, including regulatory and shareholder approvals.
Should the Acquisition Agreement not be approved, or should the closing be delayed, the Company would not have sufficient resources to pay interest and scheduled principal of the indebtedness acquired by Mirage, without modification of the terms of such indebtedness.

                              BOARDWALK  CASINO, INC.
                     NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

2.   ACQUISITION AGREEMENT, GOING CONCERN AND MEMORANDUM OF UNDERSTANDING,
CONTINUED:

     There is no assurance that the Acquisition Agreement will be approved, that such approval would be received on a timely basis, nor that modifications to the terms of the indebtedness would be obtained, if necessary. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable.

MEMORANDUM OF UNDERSTANDING

     On October 27, 1997, the Company entered a Memorandum of Understanding (the "Memorandum"). A major shareholder had previously lent the Company $5,000,000 under a note payable due September 23, 1998. Under the terms of the Memorandum, the shareholder purchased preferred stock of the Company and acquired a right to
purchase additional shares of preferred stock.    The shareholder also acquired
the First Refusal Right. The Memorandum called for the Company to issue 3,250 shares of $.001 par value, 6% non-voting, cumulative preferred stock, series A ("Preferred Stock") at a price of $1,000 per share to certain related parties. The offering generated proceeds of $3,250,000 from the preferred stock issuance and were used to make the Company's September 30, 1997 interest payment in relation to the BCI Notes and retire a $600,000 uncollateralized note payable.

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

     The Company has accrued $620,000 of rental payments in relation to the office lease which is reflected as a current obligation as of March 31, 1998. Effective November 1, 1997, the Memorandum allows the Company the option to defer payment up to $40,000 per month of the rent due under the office space lease until the earlier of November 1, 1998 or the date of a sale of the building and land to the related party which the purchase option has been assigned to as described above.

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

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the BCI Notes from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which becomes effective upon a change in control.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the company with the Securities and Exchange Commission (as well as information included in oral statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Income from operations has increased $217,392 or 16.6% to $1,530,648 for the three months ended March 31, 1998 compared to an operating income of $1,313,256 for the three months ended March 31, 1997. Contributions to net operating income from the casino and food and beverage operations increased by $549,400 and $77,835 respectively for the second quarter of 1998 compared to the second quarter of 1997. These increases were offset in part by the decrease in the rooms revenue and additional depreciation expense from the completed second floor facilities.

     The $217,392 increase in operating income was primarily due to a greater increase in revenues than the associated increase in costs and expenses. The second quarter net revenues were $11,233,774 compared to $10,107,546 for the same period in fiscal 1997, an increase of 11.1% ($1,126,228). Total costs and expenses increased 10.3% ($908,836) to $9,703,126 for the second quarter in fiscal 1998, from $8,794,290 during the same period in fiscal 1997.

CASINO OPERATIONS

     Gaming revenues increased 23.8% ($1,308,418) to $6,815,713 for the second quarter of fiscal 1998, from $5,507,295 when compared to the same period in fiscal 1997. The increase was primarily due to: (i) race and sports revenue increased $1,287,723, (ii) increased table game play generated an additional $31,885 (3.5%) to $942,503 in revenue for the current quarter compared to $910,618 for the second quarter last year. (iii) The increases were offset by a decrease in slot revenue of $11,190.

     Casino expenses increased $929,320 (28.3%) to $4,214,327 for second quarter
in fiscal 1998 from $3,285,007 for the same period of 1997.   The increase in
casino expenses were primarily due to: (i) additional race wire fees of $738,115, (ii) increase in participation fees of $79,532, (iii) increase in subscription services and equipment rentals of $75,375.

ROOM OPERATIONS

     Gross room revenues decreased $241,845 or 8.1%, to $2,750,752 for the second quarter 1998 from $2,992,597 for the comparable quarter in fiscal 1997.

      Room nights available were unchanged for the current quarter, compared to the second quarter of 1997. Room nights occupied decreased 807 (1.7%) to 47,300 room nights occupied for the second quarter of fiscal year 1998 from 48,107 for the same period of 1997. The occupancy percentage decreased to 80.5% for the second quarter of 1998 compared to 81.9% for the same period of fiscal 1997.
The average room rate decreased by  $4.09 to $58.12 for the current period.

     Promotional allowance for rooms increased $6,303 (5.9%) to $111,597 for the current period compared to $105,294 for the same period of 1997.

     Hotel expenses remained relatively flat for first quarter 1998 compared with the same period of 1997.

FOOD AND BEVERAGE OPERATIONS

     Gross food and beverage revenues decreased $46,113 or 2.6%, to $1,707,552 for the second quarter 1998 from $1,753,665 for the comparable quarter in fiscal 1997. The decrease in gross food and beverage revenues was attributable to the following: (i) a 5.5% decrease in room guests during the second quarter of 1998 compared to the second quarter of 1997 and (ii) increases of coffee shop prices and the elimination of discounted specials.

     Promotional allowance for food and beverage decreased $68,234 (13.7%) to $431,008 for the current period compared to $499,242 for the same period of 1997. Net food and beverage revenues increased $22,121 or 1.8% to $1,276,544 for the second quarter of fiscal 1998 from $1,254,423 for the same period of 1997.

     Food and beverage expenses decreased $141,246, or 8.4%, to $1,534,584 for second quarter 1998 from $1,675,830 for the same period of fiscal 1997.

      Food and beverage expenses as a percentage of gross food and beverage revenues decreased to 89.9% for the second quarter of fiscal 1998 from 95.6% for the same period of 1997. This decrease is a direct result of increased food prices for the coffee shop, the reduction of deep discounted specials, and cost containment programs.

OTHER REVENUES AND EXPENSES

     Other revenues increased $43,837, or 9.6%, to $502,362 for the second quarter 1998 from $458,525 for the same period of fiscal 1997. The increase of other revenues consists principally of the additional rental income.

     Other expenses remained relatively flat for the second quarter 1998 compared to the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $15,886, or 0.9%, to $1,739,862 for second quarter 1998 from $1,723,976 compared to the same period of fiscal 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $928,496 in the second quarter in fiscal 1998, reflecting a $103,758 (12.6%) increase over the second quarter in fiscal 1997 amount of $824,738 due to the depreciable costs associated with the casino 2nd floor.

OTHER INCOME AND EXPENSES

     Interest income decreased $30,925 to $5,240 in the second quarter of fiscal 1998 compared to $36,165 for the second quarter of 1997. Interest income relates to the Company's investments in marketable securities, principally U.S. treasury securities and short-term corporate commercial paper.

     Net interest expense increased to $1,922,909 in the second quarter of fiscal 1998 from $1,813,363 in the second quarter of fiscal 1997. None of the interest was capitalized in the second quarter of fiscal year 1998, compared to $210,000 for the same period of 1997. The 2nd floor buffet and meeting rooms gave rise to the capitalized interest for the second quarter of fiscal 1997.

INCOME TAX PROVISION

     No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     The Company's income from operations decreased 2.1% ($58,557) to an operating income of $2,760,945 for the first half of fiscal 1998, from an operating income of $2,819,502 when compared to the same period in fiscal 1997. Depreciation and amortization expense increased $283,704 for the first half of fiscal 1998 compared to the same period in fiscal 1997. The casino second floor buffet and convention facilities opened in late March and June, respectively. Net revenues increased 11.7% ($2,345,356) to $22,397,754 for the second half of
fiscal 1998, from $20,052,398 during the same period in fiscal 1997.   Costs and
expenses increased by 13.9% ($2,403,913) to $19,636,809 for the first half of fiscal 1998 from $17,232,896 when compared to the same period in fiscal 1997.

CASINO OPERATIONS

     Casino operations increased its net contribution by $549,400 for the first half of fiscal 1998 for the same period in fiscal 1997. Gaming revenues increased $2,484,560 compared to the increase of casino expenses of $1,935,160.

     Gaming revenues increased 23.2% ($2,484,560) to $13,211,481 for the first half of fiscal 1998, from $10,726,921 when compared to the same period in fiscal 1997. The increase in revenue was mostly due to: (i) increased race and sports book revenue of $2,228,227 and (ii) increased slot machine revenue of $271,788. Table games revenue decreased by $15,455.

     Casino expenses increased 30.1% ($1,935,160) to $8,365,500 for first half 1998 from $6,430,340 for the same period of 1997. The increase in casino expenses were due to: (i) increase in race wire and system operator fees of $1,265,599, (ii) slot and table game participation expenses increased $221,499,
(iii) increase in special events and programs of $111,408, (iv) increase in subscription services and equipment rental of $107,106 and (v) the remaining increase from maintenance, supplies and various other expenses.

ROOM OPERATIONS

     Room revenues decreased $374,634 or 6.0%, to $5,896,192 for the first half of 1998 from $6,270,826 for the comparable period in fiscal 1997.

     The occupancy percentage increased by 1% to 80% for the first six months of 1998, over the first half of fiscal 1997. The average room rate decreased by $4.08 to $62.76 for the current period as a result of competitive pressure from other strip hotels.

     Promotional allowance for rooms  increased $32,019 (17.6%) to $213,860 for
the current period compared to $181,841 for the same period of 1997.   The
increase in promotional or complimentary rooms to qualified individuals was due to the increase in available rooms from the completed hotel tower. Net room revenues decreased $406,653 or 6.7% to $5,682,332 for the first six months of fiscal 1998 from $6,088,985 for the same period of 1997.

     Room expenses increased $46,203 or 1.9%, to $2,481,992 for first half of 1998 from $2,435,789 for the same period of 1997. The increase in hotel expenses was due to (i) an increase in the hotel sales department staff ($24,089) and the front desk staff ($14,509), and (ii) increased franchise fees of $13,273. The gross increases were offset by the increase in promotional allowances that were reclassified to other departments.

FOOD AND BEVERAGE OPERATIONS

     Food and beverage revenues increased $126,397 or 3.9%, to $3,364,718 for the first six months of 1998 from $3,238,321 for the comparable period in fiscal 1997. This increase corresponds to the expanded banquet facilities as well as a higher guest check per cover achieved in the coffee shop.

     Food and beverage expenses were contained for first six months of fiscal 1998 compared to the same period of fiscal 1997. Food and beverage expenses as a percentage of gross food and beverage revenue decreased to 95.0% for the six months ended March 31, 1998 from 98.7% for the same period of 1997. This decrease is a direct result of increased food prices for the coffee shop, the reduction of deep discounted specials, and cost containment programs.

OTHER REVENUES

     Other revenues remained constant for first six months of fiscal 1998 compared with the same period of fiscal 1997. Other revenues consist principally of fees for telephone calls from guest rooms and incidental vending revenues.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses increased $143,404, or 4.2%, to $3,536,060 for first half of fiscal 1998 from $3,392,656 for the same period of fiscal 1997. The increase was due primarily to the increase of legal and professional fees of $120,132. The remaining increases are due to increased facility repairs and supplies.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization totaled $1,931,646 in the first six months of fiscal 1998, reflecting a $283,704 (17.2%) increase over the first six months of
fiscal 1997 amount of $1,647,942.   The increase is due to the depreciation
costs associated with the casino 2nd floor.

OTHER INCOME AND EXPENSES

     Interest income decreased 92.8%, ($71,700) to $5,566 in the first six months of fiscal 1998 from $77,266.

     Net interest expense increased to $3,927,212 in the first six months of fiscal 1998 from $3,585,234 in the first six months of fiscal 1997. None of the interest was capitalized in the first half of fiscal year 1998 compared to $402,286 capitalized in the first half of fiscal year 1997 for the hotel tower and 2nd floor construction.

INCOME TAX PROVISION

     No income tax benefit was recorded. Because the Company is a new taxpayer, it cannot carryback such loss to offset taxable income in prior years and therefore has a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $3,276,053 (5.3% of total assets) at March 31, 1998 compared to $2,236,018 (3.5% of total assets) at September 30, 1997. The ratio of current assets to current liabilities was .096 to 1 at March 31, 1998 and .082 to 1 at September 30, 1997.

     Although operating activities provided cash flow in 1998 of $19,091, the Company had a working capital deficit of approximately $46.1 million at March 31, 1998. The deficit is primarily due to obligations due under short-term financing arrangements.

     Investing activities for fiscal 1998 used approximately $200,000 resulting from improvements to the original buildings and $225,000 to increase the race book reserve.

     Financing activities provided approximately $3,229,975 from the issuance of preferred and common stock and $220,000 from increased related party payable. Such proceeds were primarily offset by $1,403,266 of principal payments on long-term debt notes and capital leases during fiscal 1998.

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

     During fiscal 1997, and prior to the execution of the Acquisition Agreement and the Stock Agreements, Mirage acquired the BCI Notes from the previous noteholder in a private placement transaction. In connection with the Acquisition Agreement, Mirage has agreed to defer the March 31, 1998 interest payment on the BCI Notes until September 30, 1998, at the Company's option (the "Deferral Option"). Interest will accrue on the deferred interest at the same rate as the BCI Notes (16.5%) and will also be due and payable on September 30, 1998. Mirage also waived its redemption rights under the BCI Notes which becomes effective upon a change in control.

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


                                               BOARDWALK CASINO, INC.
                                            -----------------------------
                                                     Registrant


     Date      05/12/98                     Forrest Woodward
                                            -----------------------------
                                            President and
                                              Chief Operating Officer


     Date     05/12/98                      Louis J. Sposato
                                            -----------------------------
                                            Chief Financial Officer